Form 10QSB
period 2003-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2003-05-15
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-74766

VERTICAL HEALTH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3635262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
855 Dunbar Avenue, Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (727) 548-8345

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of May 12, 2003 was 1,596,991.

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2003

(Unaudited)

ASSETS
Current assets:
Cash	$40,313
Receivables—trade, net	112,434
Inventory	124,447
Other current assets	16,934

Total current assets	294,128

Property and equipment, net	20,861

Other assets:
Due from affiliate	5,997
Deposits	3,171
Deferred offering costs	92,683

Total assets	$416,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$208,365
Accrued expenses	152,246
Note payable	230,000
Current portion of long-term debt	17,847
Notes payable—related parties	100,000
Amounts due to related parties	104,918

Total current liabilities	813,376

Long-term debt, less current portion	21,226

Total liabilities	834,602

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized;
Series A 10% cumulative, convertible, 1,000,000 shares authorized, 973,179 shares issued and outstanding	973,179
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.001 par value, 48,000,000 shares authorized; 1,596,991 shares issued and outstanding	1,597
Additional paid in capital	15,383
Accumulated (deficit)	(1,407,921)

Total stockholders’ (deficit)	(417,762)

Total liabilities and stockholders’ deficit	$416,840

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2003	2002
Sales	$353,596	$232,606

Cost of goods sold	188,038	98,412

Gross profit	165,558	134,194
Operating expenses:
Selling, general and administrative expenses	177,810	224,010

Total operating expenses	177,810	224,010

Operating (loss) before other income and expense	(12,252)	(89,816)

Other income (expense):
Interest income	57	992
Other income and expenses, net	2,633	—
(Loss) on disposition of property and equipment	(13,397)	—
Interest expense	(8,525)	(17,739)

Total other income (expense)	(19,232)	(16,747)

Income (loss) before income taxes	(31,484)	(106,563)
Income taxes	—	—

Net income (loss)	(31,484)	(106,563)
Preferred dividends	23,996	9,271

Net income (loss) applicable to common stock	$(55,480)	$(115,834)

Net (loss) per share	$(0.03)	$(0.07)

Weighted average shares outstanding	1,596,991	1,596,991

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net cash (used in) operating activities	$(70,572)	$(14,610)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	7,392	(4,359)

Cash flows from financing activities:
Net cash (used in) financing activities	(24,576)	(29,441)

Net (decrease) in cash	(87,756)	(48,410)

Beginning—cash balance	128,069	53,987

Ending—cash balance	$40,313	$5,577

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

(1) Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2002 and the two years then ended including notes thereto.

(2) Earnings (Loss) Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

(3) Inventory

Inventory, which consists principally of raw materials, is valued at the lower of cost or market using the first-in, first-out method.

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2003 and the year ended December 31, 2002, the Company incurred net losses of $31,484 and $552,629 and has a working capital deficit of $519,248 and a stockholders’ deficit of $417,762 at March 31, 2003.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5) Subsequent Event

On April 21, 2003, the Company’s Registration Statement on Form SB-2, Amendment No.9, was declared effective by the U.S. Securities and Exchange Commission.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-QSB. The discussion is based upon such condensed consolidated financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

The Company derives its revenues from developing, packaging and wholesaling a wide variety of private labeled nutriceutical veterinary products. Revenues are billed and recognized as product is shipped, net of discounts, allowances, returns and credits.

Cost of goods sold is comprised of material product costs, packaging and labeling costs, direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Revenues. The Company generated revenues of $353,596 for the three months ended March 31, 2003, an increase of $120,990 or 52.0%, compared to $232,606 for the three months ended March 31, 2002. The increase in revenues was primarily attributable to the introduction of new products and increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $165,558 for the three months ended March 31, 2003, an increase of $31,364 or 23.4%, compared to $134,194 for the three months ended March 31, 2002. Gross margin, as a percentage of revenues, decreased from 57.7% for the three months ended March 31, 2002, to 46.8% for the three months ended March 31, 2003. The decrease in gross margin was primarily attributable to an increase in sales discounts and allowances associated with new product sales revenues.

Operating expenses. The Company incurred operating expenses of $177,810 for the three months ended March 31, 2003, a decrease of $46,200 or 20.6%, compared to $224,010 for the three months ended March 31, 2002. The decrease is primarily attributable to a decrease in payroll expenses, resulting from a reduction in our administrative personnel.

Interest expense, net of interest income. Interest expense, net of interest income was $8,468 for the three months ended March 31, 2003, compared to $16,747 for the three months ended March 31, 2002. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding debt and the conversion of certain related party debt to Company preferred stock.

Income taxes. The Company had no income tax provision for the three months ended March 31, 2003 and 2002, due to net operating losses during such periods. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s Series A preferred stock were $23,996 for the three months ended March 31, 2003, compared to $9,271 for the three months ended March 31, 2002.

Net (loss) per share. Net loss per share for the three months ended March 31, 2003 was $0.03, compared to net loss per share of $0.07 for the three months ended March 31, 2002.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $40,313 and a working capital deficit of $519,248 at March 31, 2003, compared to cash of $128,069 and a working capital deficit of $473,368 at December 31, 2002.

Net cash used in operating activities was $70,572 for the three months ended March 31, 2003, as compared to net cash used in operating activities of $14,610 for the three months ended March 31, 2002. The usage of cash was primarily attributable to the net loss adjusted for decreases in accrued expenses and amounts due to related parties of $20,238 and $69,079, an increase in accounts payable of $35,827, and a decrease in inventory of $19,568.

Net cash provided by investing activities was $7,392, representing purchases of property and equipment of $2,608, and the net proceeds from the sale of equipment aggregating $10,000.

Net cash used in financing activities was $24,576, representing payments of long-term debt of $21,166 and an increase in deferred offering costs of $3,410.

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms. On April 21, 2003, the Company’s registration statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission. The Company is offering a minimum of 40,000 units and a maximum of 1,000,000 units, at an offering price of $5.00 per unit. Each unit consists of one share of the Company’s common stock and one redeemable class A warrant, exercisable for the purchase of one share of common stock at $6.25 per share. The Company is offering the units through officers and directors, and may engage registered broker-dealers for such purpose. To date, the Company has not made any sales of such units pursuant to the registration statement and there can be no assurance if any such sales will be made in the future.

Item 3. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing of this quarterly report on Form 10-QSB, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

On April 21, 2003, the Company’s Registration Statement on Form SB-2, Amendment No.9, was declared effective by the U.S. Securities and Exchange Commission.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the quarterly period ended March 31, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: May 15, 2003	By:	/s/ STEPHEN M. WATTERS
Stephen M. Watters, Chief Executive Officer and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL

OFFICER PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Stephen M. Watters, Chief Executive Officer and Chief Financial Officer of Vertical Health Solutions, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Vertical Health Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ STEPHEN M. WATTERS Stephen M. Watters, Chief Executive Officer and Chief Financial Officer