Form 10QSB
period 2003-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2003-08-14
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3635262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 Dunbar Avenue, Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 548-8345

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of August 13, 2003 was 1,636,991.

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS
Current assets:
Cash	$135,198
Receivables—trade, net	112,878
Inventory	229,572
Prepaid expenses	10,603
Other current assets	8,624

Total current assets	496,875
Property and equipment, net	28,566
Other assets:
Due from affiliate	338
Deposits	3,846

Total assets	$529,625

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$163,238
Accrued expenses	170,395
Note payable	215,000
Current portion of long-term debt	16,716
Notes payable—related parties	100,000
Amounts due to related parties	188,550

Total current liabilities	853,899
Long-term debt, less current portion	22,834

Total liabilities	876,733

Commitments and contingencies
Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A 10% cumulative, convertible, 1,000,000 shares authorized, 973,179 shares issued and outstanding	973,179
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.001 par value, 48,000,000 shares authorized; 1,636,991 shares issued and outstanding	1,637
Additional paid in capital	72,373
Accumulated (deficit)	(1,394,297)

Total stockholders' (deficit)	(347,108)

Total liabilities and stockholders' (deficit)	$529,625

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$392,742	$323,972	$746,338	$556,578
Cost of goods sold	176,231	153,106	364,269	251,518

Gross profit	216,511	170,866	382,069	305,060
Operating expenses:
Selling, general and administrative expenses	190,450	269,919	368,260	494,439

Total operating expenses	190,450	269,919	368,260	494,439

Operating income (loss) before other income and expense	26,061	(99,053)	13,809	(189,379)

Other income (expense):
Interest income	—	929	57	1,921
Other income and expenses, net	18,616	77	21,249	587
(Loss) on disposition of property and equipment	—	—	(13,397)	—
Interest expense	(6,790)	(18,957)	(15,315)	(36,697)

Total other income (expense)	11,826	(17,951)	(7,406)	(34,189)

Income (loss) before income taxes	37,887	(117,004)	6,403	(223,568)
Income taxes	—	—	—	—

Net income (loss)	37,887	(117,004)	6,403	(223,568)
Preferred dividends	24,263	9,271	48,259	18,542

Net income (loss) applicable to common stock	$13,624	$(126,275)	$(41,856)	$(242,110)

Net income (loss) per share	$0.01	$(0.08)	$(0.03)	$(0.15)

Weighted average shares outstanding	1,610,324	1,596,991	1,603,804	1,596,991

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net cash (used in) operating activities	$(94,735)	$(74,493)

Cash flows from investing activities:
Net cash (used in) investing activities	(2,850)	(7,258)

Cash flows from financing activities:
Net cash provided by financing activities	104,714	172,846

Net increase in cash	7,129	91,095
Beginning—cash balance	128,069	53,987

Ending—cash balance	$135,198	$145,082

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

(1) Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2002 and the two years then ended including notes thereto.

Certain items presented in the financial statements as of and for the three and six months ended June 30, 2002 have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2003.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3) Inventory

Inventory, which consists principally of raw materials, is valued at the lower of cost or market using the first-in, first-out method.

(4) Stockholders’ (Deficit)

During June 2003 the Company issued 40,000 shares of common stock pursuant to a Form SB-2 registration statement. The Company received cash proceeds aggregating $204,000 and charged deferred offering costs aggregating $146,970 against the offering proceeds.

(5) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2003 the Company had net income of $6,403, however for the year ended

December 31, 2002, the Company incurred a net loss of $552,629; and had a working capital deficit of $357,024 and a stockholders’ deficit of $347,108 at June 30, 2003.

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

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

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

Results of Operations

Three And Six Months Ended June 30, 2003 Compared To Three And Six Months Ended June 30, 2002

Revenues. The Company generated revenues of $392,742 and $746,338, respectively, for the three and six months ended June 30, 2003, an increase of $68,770 or 21.2% and $189,760 or 34.1%, compared to $323,972 and $556,578, respectively, for the three and six months ended June 30, 2002. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $216,511 and $382,069, respectively, for the three and six months ended June 30, 2003, an increase of $45,645 or 26.7% and $77,009 or 25.2%, compared to $170,866 and $305,060, respectively, for the three and six months ended June 30, 2002. Gross margin, as a percentage of revenues, increased to 55.1% for the three months ended June 30, 2003 from 52.7% for the three months ended June 30, 2002, and decreased to 51.2% for the six months ended June 30, 2003 from 54.8% for the six months ended June 30, 2002. The increase in gross margin for the three months ended June 30, 2003 was primarily due to volume purchasing discounts. The decrease in gross margin for the six months ended June 30, 2003 was primarily attributable to an increase in sales discounts and allowances associated with product sales revenues.

Operating expenses. The Company incurred operating expenses of $190,450 and $368,260, respectively, for the three and six months ended June 30, 2003, a decrease of $79,469 or 29.4% and $126,179 or 25.5%, compared to $269,919 and $494,439, respectively, for the three and six months ended June 30, 2002. The decrease was primarily attributable to a decrease in advertising expenses and payroll expenses, resulting from a reduction in our administrative personnel.

Interest expense, net of interest income. Interest expense, net of interest income was $6,790 and $15,258, respectively, for the three and six months ended June 30, 2003, compared to $18,028 and $34,776, respectively, for the three and six months ended June 30, 2002. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding debt and conversion of certain related party debt to Company preferred stock.

Income taxes. The Company had no income tax provision for the three and six months ended June 30, 2003 and 2002, due to net operating losses during such periods. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s Series A preferred stock were $24,263 and $48,259, respectively, for the three and six months ended June 30, 2003, compared to $9,271 and $18,542, respectively, for the three and six months ended June 30, 2002. The increase was due to the conversion of certain related party debt to Company preferred stock in June 2002 and December 2002.

Net income (loss) per share. Net income per share for the three months ended June 30, 2003 was $0.01, compared to net loss per share of $0.08 for the three months ended June 30, 2002. Net loss per share for the six months ended June 30, 2003 was $0.03, compared to net loss per share of $0.15 for the six months ended June 30, 2002.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended June 30, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $135,198 and a working capital deficit of $357,024 at June 30, 2003, compared to cash of $128,069 and a working capital deficit of $473,368 at December 31, 2002.

Net cash used in operating activities was $94,735 for the six months ended June 30, 2003, as compared to net cash used in operating activities of $74,493 for the six months ended June 30, 2002. The usage of cash was primarily attributable to the net loss of $41,856, adjusted for an increase in inventory of $85,557 and a decrease in amounts due to/from related parties, net of $26,797.

Net cash used in investing activities was $2,850, representing purchases of property and equipment of $12,850, offset by the cash proceeds from the sale of equipment of $10,000.

Net cash provided by financing activities was $104,714, which is attributed to the proceeds from the sale of common stock of $204,000 reduced by cash offering costs incurred of $57,697, offset by the repayment of notes payable of $30,000 and long-term debt of $11,589.

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms. On April 21, 2003, the Company’s registration statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission. The Company is offering a minimum of 40,000 units and a maximum of 1,000,000 units, at an offering price of $5.10 per unit. Each unit consists of one share of the Company’s common stock and one redeemable class A warrant, exercisable for the purchase of one share of common stock at $6.25 per share. Pursuant to this offering, the Company sold an aggregate of 40,000 units, consisting of 40,000 shares of common stock and 40,000 redeemable class A common stock purchase warrants, for gross sale proceeds of $204,000.

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

On April 21, 2003, the Company’s Registration Statement on Form SB-2, Amendment No.9, was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Company’s registered offering, the Company sold an aggregate of 40,000 units, consisting of 40,000 shares of common stock and 40,000 redeemable class A common stock purchase warrants, for gross sale proceeds of $204,000.

The proceeds of the offering were used to pay costs incurred in conjunction with the offering of approximately $58,000 and for payment of past due vendor obligations of approximately $60,000. As of the date hereof, the Company has not repaid the debts owed to Stephen M. Watters and Jugal K. Taneja. As of the date hereof, the Company has retained approximately $86,000 of the proceeds of the offering for future working capital needs.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the quarterly period ended June 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: August 14, 2003	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer