Form 10QSB
period 2003-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2003-11-12
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3635262 (I.R.S. Employer Identification No.)

855 Dunbar Avenue, Oldsmar, Florida (Address of principal executive offices)	34677 (Zip Code)

Issuer’s telephone number (727) 548-8345

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of November 10, 2003 was 2,741,874.

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS
Current assets:
Cash	$111,003
Receivables—trade, net	132,066
Inventory	268,461
Prepaid expenses	26,821
Other current assets	8,660

Total current assets	547,011

Property and equipment, net	45,184

Other assets:
Due from affiliate	1,262
Deposits	3,846

Total assets	$597,303

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$239,305
Accrued expenses	176,163
Note payable	200,000
Current portion of long-term debt	31,755
Notes payable—related parties	100,000
Amounts due to related parties	183,534

Total current liabilities	930,757

Long-term debt, less current portion	30,970

Total liabilities	961,727

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized,
Series A 10% cumulative, convertible, 1,000,000 shares authorized, 973,179 shares issued and outstanding	973,179
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.001 par value, 48,000,000 shares authorized; 1,636,991 shares issued and outstanding	1,637
Additional paid in capital	72,373
Accumulated (deficit)	(1,411,613)

Total stockholders’ (deficit)	(364,424)

Total liabilities and stockholders’ (deficit)	$597,303

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$577,248	$488,005	$1,323,586	$1,044,583

Cost of goods sold	326,230	305,457	690,499	556,975

Gross profit	251,018	182,548	633,087	487,608

Operating expenses:
Selling, general and administrative expenses	244,954	299,091	613,214	793,530

Total operating expenses	244,954	299,091	613,214	793,530

Operating income (loss) before other income and expense	6,064	(116,543)	19,873	(305,922)

Other income (expense):
Interest income	—	60	57	1,981
Other income and expenses, net	8,118	569	29,367	1,156
(Loss) on disposition of property and equipment	—	—	(13,397)	—
Interest expense	(6,968)	(8,010)	(22,283)	(44,707)

Total other income (expense)	1,150	(7,381)	(6,256)	(41,570)

Income (loss) before income taxes	7,214	(123,924)	13,617	(347,492)

Income taxes	—	—	—	—

Net income (loss)	7,214	(123,924)	13,617	(347,492)

Preferred dividends	24,529	20,147	72,788	38,689

Net income (loss) applicable to common stock	$(17,315)	$(144,071)	$(59,171)	$(386,181)

Net income (loss) per share	$(0.01)	$(0.09)	$(0.04)	$(0.24)

Weighted average shares outstanding	1,636,991	1,596,991	1,614,947	1,596,991

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net cash (used in) operating activities	$(98,673)	$(86,981)

Cash flows from investing activities:
Net cash (used in) investing activities	(204)	(7,258)

Cash flows from financing activities:
Net cash provided by financing activities	81,811	167,646

Net increase (decrease) in cash	(17,066)	73,407

Beginning—cash balance	128,069	53,987

Ending—cash balance	$111,003	$127,394

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Certain items presented in the financial statements as of and for the three and nine months ended September 30, 2002 have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2003.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 the Company had net income of $13,617, however for the year ended December 31, 2002, the Company incurred a net loss of $552,629; and had a working capital deficit of $383,746 and a stockholders’ deficit of $364,424 at September 30, 2003.

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

(6)	Subsequent Event

In October 2003, the Company issued 973,179 shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company. Also in October 2003, the Company issued 131,704 shares of common stock of the Company in payment of $131,704 of accrued preferred share dividends.

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

Results of Operations

Three And Nine Months Ended September 30, 2003 Compared To Three And Nine Months Ended September 30, 2002

Revenues. The Company generated revenues of $577,248 and $1,323,586, respectively, for the three and nine months ended September 30, 2003, an increase of $89,243 or 18.3% and $279,003 or 26.7%, compared to $488,005 and $1,044,583, respectively, for the three and nine months ended September 30, 2002. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $251,018 and $633,087, respectively, for the three and nine months ended September 30, 2003, an increase of $68,470 or 37.5% and $145,479 or 29.8%, compared to $182,548 and $487,608, respectively, for the three and nine months ended September 30, 2002. Gross margin, as a percentage of revenues, increased to 43.5% and 47.8%, respectively, for the three and nine months ended September 30, 2003, from 37.4% and 46.7%, respectively, for the three and nine months ended September 30, 2002. The increase in gross margin for the three and nine months ended September 30, 2003 was primarily due to volume purchasing discounts and was partially offset by an increase in sales discounts and allowances associated with product sales revenues.

Operating expenses. The Company incurred operating expenses of $244,954 and $613,214, respectively, for the three and nine months ended September 30, 2003, a decrease of $54,137 or 18.1% and $180,316 or 22.7%, compared to $299,091 and $793,530, respectively, for the three and nine months ended September 30, 2002. The decrease was primarily attributable to a decrease in advertising expenses and payroll expenses, resulting from a reduction in our administrative personnel.

Interest expense, net of interest income. Interest expense, net of interest income was $6,968 and $22,226, respectively, for the three and nine months ended September 30, 2003, compared to $7,950 and $42,726, respectively, for the three and nine months ended September 30, 2002. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding debt and conversion of certain related party debt to Company preferred stock.

Income taxes. The Company had no income tax provision for the three and nine months ended September 30, 2003 and 2002, due to net operating losses during such periods. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s Series A preferred stock were $24,529 and $72,788, respectively, for the three and nine months ended September 30, 2003, compared to $20,147 and $38,689, respectively, for the three and nine months ended September 30, 2002. The increase was due to the conversion of certain related party debt to Company preferred stock in June 2002 and December 2002.

Net income (loss) per share. Net loss per share was $0.01 and $0.04, respectively, for the three and nine months ended September 30, 2003, compared to net loss per share of $0.09 and $0.24, respectively, for the three and nine months ended September 30, 2002.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended September 30, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $111,003 and a working capital deficit of $383,746 at September 30, 2003, compared to cash of $128,069 and a working capital deficit of $473,368 at December 31, 2002.

Net cash used in operating activities was $98,673 for the nine months ended September 30, 2003, as compared to net cash used in operating activities of $86,981 for the nine months ended September 30, 2002. The usage of cash was primarily attributable to the net loss of $59,171 adjusted for an increase in inventory of $124,446, an increase in receivables – trade, net, of $31,862 and an increase in prepaid expenses of $11,751, and was partially offset by an increase in accounts payable of $66,767, an increase in other receivables of $10,068 and an increase in amounts due to/from related parties, net, of $20,857.

Net cash used in investing activities was $204, representing purchases of property and equipment of $10,204, offset by the cash proceeds from the sale of equipment of $10,000.

Net cash provided by financing activities was $81,811, which is attributed to the proceeds from the sale of common stock of $204,000 reduced by cash offering costs incurred of $57,697, offset by the repayment of notes payable of $45,000 and long-term debt of $19,492.

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms. On April 21, 2003, the Company’s registration statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission. The Company offered a minimum of 40,000 units and a maximum of 1,000,000 units, at an offering price of $5.10 per unit. Each unit consisted of one share of the Company’s common stock and one redeemable class A warrant, exercisable for the purchase of one share of common stock at $6.25 per share. Pursuant to this offering, the Company sold an aggregate of 40,000 units, consisting of 40,000 shares of common stock and 40,000 redeemable class A common stock purchase warrants, for gross sale proceeds of $204,000.

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

PART II – OTHER INFORMATION

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

In October 2003, the Company issued 973,179 shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company. Also in October 2003, the Company issued 131,704 shares of common stock of the Company in payment of $131,704 of accrued preferred share dividends.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the quarterly period ended September 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: November 12, 2003	By:	/s/ Stephen M. Watters

Stephen M. Watters, Chief Executive Officer and Chief Financial Officer