Form 10KSB
period 2003-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2004-03-30
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23031

VERTICAL HEALTH SOLUTIONS, INC.

(Name of small business issuer in its charter)

Florida	59-3635262
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 Dunbar Rd. Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 548-8345

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes  ☒    No  ☐

Issuer’s revenues for its most recent fiscal year were $2,042,157.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $4,210,536 based upon the last reported trade of the stock, which was 200 shares on March 24, 2004, at $1.10 per share.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of March 14, 2004 was 13,709,375.

PART I

Item 1. BUSINESS.

General

The Company, through its wholly-owned subsidiary, develops, markets and distributes customized private label supplements and health products to veterinarians in the companion animal sector which consists of canine, feline, equine and numerous other household pets, and to a lesser extent, other veterinary distributors. The company is also a licensed wholesale distributor of veterinary pharmaceuticals to veterinary clinics.

Vertical Health Solutions, Inc., was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. and formed a new subsidiary called LabelClick, Inc. through which we operate. The Company’s executive offices are located at 855 Dunbar Ave., Oldsmar, Florida 34677 and its telephone number is (727) 548-8345. References in this Annual Report on Form 10-KSB refer to Vertical Health Solutions, Inc. and, as applicable, its subsidiaries as the “Company” or “Vertical”, unless the context otherwise requires.

Our Private Label Operations

We provide custom private label supplements and health products to veterinarians in the companion animal sector. Custom private label products are generic products offered by many providers, which are then customized through the application of a product label specific to each client. For instance, the vitamins sold by Dr. Smith may be labeled as Dr. Smith’s Multi-Vitamin. Our product line consists of products that are used in daily veterinary medicine to address animal healthcare problems such as arthritis, allergies, hip dysplasia, immune function, muscle development, skin care and general health and well-being. We offer private labeling solutions that allow our customers to customize private-label vitamins and animal health nutritional supplements in small quantities tailored to their buying power and storage capacity. This permits the veterinarians to essentially offer uniquely labeled products to their clients that are unavailable from any other source. Customers can use the basic names we supply, modified for their purpose or can direct us to use a name specifically designed for them. Once the name is chosen, our custom supplement labels also typically include customer’s business name, contact information and logo for efficient marketing to their customers. We currently offer over 50 different products for private labeling, compared to the one to two dozen offered by typical brand name producers.

We do not manufacture any of the products we sell. We subcontract on a purchase order basis with a number of manufacturers (including Innovative Companies, Inc., an affiliate of ours, from which we purchased 69.6% of our goods during 2003) to provide high quality animal health supplements and animal healthcare products for our private label program. We do not enter into contracts with the manufacturers, as is customary in our industry. For quality control purposes, we may source and purchase the raw materials used for the production of our proprietary products and send them directly to the manufacturer. In other cases, the manufacturer provides the raw materials for the products. In each case, prior to manufacturing, each ingredient is analyzed by the manufacturer to ascertain the accuracy of the Certificate of Analysis data provided by the raw materials suppliers prior to the use in our formulations. Each manufacturing facility with which we subcontract is registered with the United States Food and Drug

Administration. For larger orders, the subcontractors will apply the private labels we produce. For smaller orders, it is more economical for Vertical Health to complete this task once the manufactured products are returned to our distribution center in their containers.

At the present time, we do not engage in traditional research and development activities. As our business and product lines continue to expand and the demands of our customers grow, we anticipate that such activities will be undertaken in order to more effectively compete.

Marketing and Sales

In the fiscal year ended December 31, 2003, approximately 59 percent of our total sales were to veterinary clinics and approximately 41 percent were to distributors. Our geographical market is defined as the continental United States, however initial concentration has been on accounts in the southeast, southwest and northwest region of the United States.

LabelClick, Inc. utilizes a combination of inside sales and marketing and outside sales representatives for its sales and marketing efforts. All of LabelClick’s sales efforts focus on retaining the existing sales base and developing new customers.

Competition

The veterinary distribution industries in which the Company operates are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than the Company, compete with the Company in its distribution and product development businesses.

The Company’s branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies. Increased competition from such companies could have a material adverse affect on the Company because such companies have greater financial and other resources available to them and possess marketing and distribution capabilities far greater than those of the Company.

The Company competes on the basis of product quality, competitive pricing, its ability to develop new product lines and customer service. The Company’s ability to compete favorably with its competitors with respect to its branded products will depend primarily upon its development of brand recognition in the veterinary industry, its ability to quickly develop new products with market potential, to successfully advertise, market and promote its products, as well as its product quality and the development of a strong and effective distribution network.

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company fulfills the sales orders on a turn-around time of between one to two days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At December 31, 2003, the Company had no backlog sales orders.

Trademarks

The Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of its products.

The Company’s policy is to pursue registrations of all the trademarks associated with its key products, and the Company is currently reviewing matters related to such filings. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to the Company in the United States.

Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any infringement claims by third parties against the Company may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Principal Suppliers and Sources of Supply

The Company obtains all of its raw materials and products from third party suppliers. Many of the raw materials used in the Company’s products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide materials required for the production of its products. There can be no assurance that suppliers will provide products needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of its products at favorable prices, or at all, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Quality Control

The Company’s products are manufactured in accordance with the Good Manufacturing Practices (“GMP’s”) prescribed by the FDA, all other applicable regulatory standards, and rigorous quality control procedures used by the manufacturers of the products which the Company purchases. The Company places special emphasis on quality control. See “Business—Government Regulation” below.

Government Regulation

State and federal government agencies regulate the distribution of many of our animal health products. Specifically, the U.S. Department of Agriculture, the Food and Drug Administration and the Drug Enforcement Administration are charged with regulating our industry and the distribution of certain of our products. In particular, they regulate the formulation and purity of our products, which are subject to review during the manufacturing process. In addition, several State Boards of Pharmacy require us to obtain appropriate licensing for the sale of animal health products in their jurisdiction, as well as requiring us to collect sales and use taxes on our product sales therein. However, since we do not manufacture the products we sell, we are not subject to the stringent Federal and state laws, which regulate the manufacturing process, nor are we required to undergo regular inspections or certifications of our facilities or our activities. Finally, we are subject to federal and state labor regulations governing our relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

We may be subject to additional laws or regulations by the Food and Drug Administration or other Federal, state or foreign regulatory authorities. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Advertising, labeling, sales and manufacturing of dietary supplements and conventional foods are also regulated by state and local authorities. There can be no assurance that state and local authorities will not commence regulatory action, which could restrict the permissible scope of the Company’s product claims or its ability to sell in that state.

Governmental regulations in foreign countries where the Company may commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company’s products. Compliance with such foreign governmental regulations is generally the responsibility of the Company’s distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

In house training is provided to all applicable employees to ensure compliance with regulations. Thus far, the Company has not incurred additional expenses in order to comply with FDA requirements. The Company believes that it is substantially in compliance with all FDA record keeping and reporting requirements and all environmental regulations affecting the Company.

Employees

As of December 31, 2003, the Company had 8 full-time employees. Of such employees, three were engaged in marketing and sales, one was devoted to warehousing and distribution, one was devoted to graphics and database administration, and three were responsible for management and administration. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company. Each of the employees is eligible for grant of stock options in accordance with the provisions of the Company’s 1999 Stock Option Plan, as determined by the Administrator of the Plan.

In March 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Option Plan, which has been approved by the Company’s shareholders. The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase up to an aggregate of 1,500,000 shares of common stock.

Cautionary Statements for Purposes of The “Safe Harbor” Provisions of The Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). The Company desires to take advantage of the safe harbor provisions of the Act.

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

In addition, representatives of the Company may, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company’s securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act.

It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the Company’s industry as a whole. In some cases, information regarding certain important factors that could cause actual results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company may appear or be otherwise conveyed together with such statements. The following additional factors (in addition to other possible factors not listed) could affect the Company’s actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company.

Government Regulation. The packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are all subject to extensive regulation by numerous federal, state and other government agencies. Because of the broad language of the laws applicable to the Company’s business, it is difficult for the Company to remain in strict compliance. If the Company fails to or is unable to comply with applicable laws and governmental regulations, the Company’s business could be adversely affected. See “Business – Government Regulation.”

Possible Adverse Publicity. The Company is dependent on consumers’ perceptions and may be adversely affected by publicity associated with illness or other adverse effects from the consumption of its products (or similar products distributed by other companies) and future reports of research that are perceived as less favorable or that question earlier research. Future scientific research or publicity may not be favorable to the nutritional supplement or pharmaceutical industry or to any particular product, and may not be consistent with earlier favorable research or publicity. The Company is highly dependent upon consumers’ perceptions of the safety and quality of its products as well as nutritional supplements distributed by other companies. Thus, the mere publication of reports asserting that those products may be harmful or questioning their efficacy could adversely affect the Company regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

Exposure to Product Liability. The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Management believes that the Company has adequate insurance, but if it does not, product liabilities relating to its products could adversely affect the Company. Although many of the ingredients in the Company’s products are vitamins, minerals, herbs and other substances for which there is a long history of animal consumption, some of its products contain ingredients for which no such history exists. In addition, although management believes all of the Company’s products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients in concentrated form. Accordingly, the Company cannot assure that its products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims that could adversely affect the Company.

Importance of Development of New Products. Products currently experiencing strong popularity and rapid growth may not maintain their sales over time. As a result, it will be important for the Company to be able to develop new products. The Company cannot assure that its efforts to develop new products will be successful.

Competition. The animal health nutritional supplement industry is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution, marketing and other resources than the Company, compete with us in the development and marketing of dietary supplements. Competition from such companies could have a material adverse effect on the Company. The Company also faces competition from OTC distribution channels of private label dietary supplements offered by retail store chains, mass merchandisers and internet websites. See “Business – Competition.”

Principal Suppliers and Sources of Supply. The Company depends on third-party suppliers to provide its products. Many of the raw materials used in its products are harvested internationally. The Company cannot assure that suppliers will provide the products needed in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, delivery to the Company is also subject to delays caused by interruption in production of products based on conditions not within the control of the Company. The Company’s inability to obtain adequate supplies of products at favorable prices, or at all, could adversely affect the Company’s business.

Limited Trademark Protection: No Patents. The Company’s policy is to pursue registrations for all of the trademarks associated with its key proprietary products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where its products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States. Also, because the Company has no patents on its proprietary products, another company may replicate them.

Infringement on Intellectual Property Rights of Others. Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, the Company cannot assure that third parties will not assert intellectual property claims against the Company. Infringement claims by third parties against the Company may have a material adverse affect on the Company.

Concentration of Customers. For the year ended December 31, 2003, 26% of consolidated revenues were received from two customers, representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

Key Personnel. As a small company with only eight employees, the Company’s success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

Growth Management. The Company believes that continued growth may strain its management, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers the Company intends to increase its workforce. The Company’s ability to manage further growth depends in part upon its ability to expand its operating, management, information and financial systems, which may significantly increase its future operating expenses. The Company cannot assure that its business will grow in the future or that it will be able to effectively manage its growth.

Possible Future Acquisitions. The Company expects to pursue additional acquisitions in the future as a part of its business strategy. The Company cannot assure that attractive acquisition opportunities will be available to it or that it will be able to obtain financing for future acquisitions. If the Company is unable to consummate future acquisitions, its business, financial condition and operating results could be adversely affected.

Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company’s business, the diversion of management’s attention from other aspects of the Company’s business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience, and the potential loss of key employees of the acquired business arising out of such acquired business. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company’s indebtedness or the issuance of additional capital stock, which may be dilutive to the Company’s shareholders.

Provisions on the Payment of Dividends. The Company has not declared cash dividends on its common stock and the Company does not anticipate paying cash dividends in the foreseeable future.

Anti-Takeover Provisions. Certain provisions of the Company’s Articles of Incorporation (the “Articles”) and Bylaws (the “Bylaws”), certain sections of the Florida Business Corporation Act, and the ability of the Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms may be deemed to have an anti-takeover effect and may discourage takeover attempts not first approved the Company’s Board of Directors, including takeovers which shareholders may deem to be in their best interests.

Control by Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 78.8% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

Exposure to Natural Disasters. The Company’s facility is located in the greater Tampa Bay, Florida area, which is prone to hurricanes. The Company’s business could be adversely affected should its ability to distribute products be impacted by such event.

Item 2. PROPERTIES.

Effective March 1, 2003, the Company entered into a three year lease of approximately 4,600 square feet of office and warehouse space for its executive offices and its operations in Oldsmar, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The lease contains an option to continue for two years after March 1, 2006 through February 28, 2008, unless terminated earlier. The rental under the lease is 19,200 annually.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of December 31, 2003, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $45,800.

Item 3. LEGAL PROCEEDINGS.

The Company is not currently a party to any legal proceedings, which it believes will have a material adverse affect on its results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Securities

In October 2003, the Company’s units began trading on the OTC Bulletin Board under the symbol “VHSLU”. There is a limited trading market for the Company’s units, therefore historical price information is limited. High and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
December 31, 2003	$7.10	$5.10

As of December 31, 2003, there were approximately 55 stockholders of record of the Company’s common stock.

Dividend Policy

Historically, the Company has not declared or paid any cash dividends on its common stock. Any future determination to pay dividends on its common stock will depend upon the Company’s results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the Company’s Board of Directors.

Recent Sales of Unregistered Securities

In October 2003, the Company issued 4,865,895 shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, to two accredited investors.

In October 2003, the Company issued 658,520 shares of common stock of the Company in payment of $131,704 of accrued preferred share dividends. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, to two accredited investors.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

The Company derives its revenues from developing, packaging and wholesaling a wide variety of private labeled nutriceutical veterinary products and certain pharmaceuticals. Revenues are billed and recognized as product is shipped, net of discounts, allowances, returns and credits.

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

Results of Operations

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenues. The Company generated revenues of $2,042,157 for the year ended December 31, 2003, an increase of $657,928 or 47.5%, compared to $1,384,229 for the year ended December 31, 2002. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $918,084 for the year ended December 31, 2003, an increase of $271,022 or 41.9%, compared to $647,062 for the year ended December 31, 2002. Gross margin, as a percentage of revenues, decreased from 46.7% for the year ended December 31, 2002 to 45% for the year ended December 31, 2003. The decrease in gross margin was primarily due to an increase in sales discounts and allowances, and was partially offset by an increase in volume purchasing discounts.

Operating expenses. The Company incurred operating expenses of $908,531 for the year ended December 31, 2003, a decrease of $241,076 or 21.0%, compared to $1,149,607 for the year ended December 31, 2002. The decrease was primarily attributable to a decrease in advertising expenses and payroll expenses, resulting from a reduction in our administrative personnel.

Interest expense, net of interest income. Interest expense, net of interest income was $29,227 for the year ended December 31, 2003, compared to $51,555 for the year ended December 31, 2002. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding obligations and conversion of certain related party obligations to Company preferred stock.

Income taxes. The Company had no income tax provision for the year ended December 31, 2003, due to net operating losses during such period. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s Series A preferred stock were $72,788 for the year ended December 31, 2003, compared to $58,917 for the year ended December 31, 2002. The increase was due to the conversion of certain related party obligations to Company preferred stock in June 2002 and December 2002.

Net income (loss) per share. Net loss per share was $0.01 for the year ended December 31, 2003, compared to net loss per share of $.08 for the year ended December 31, 2002.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $72,499 and a working capital deficit of $175,877 at December 31, 2003, compared to cash of $128,069 and a working capital deficit of $473,368 at December 31, 2002.

Net cash used in operating activities was $112,785 for the year ended December 31, 2003, as compared to net cash used in operating activities of $78,586 for the year ended December 31, 2002. The usage of cash was primarily attributable to the net loss of $2,641 adjusted for an increase in accounts receivable of $34,558, an increase in inventories of $233,910, an increase in prepaid expenses of $11,465, an increase in other assets of $2,207, a decrease in other payables of $1,994, a decrease in accrued expenses of $34,860 and a decrease in amounts due to related parties of $24,918, and was partially offset by a decrease in other current assets of $9,793, a decrease in amounts due to/from affiliates, net, of $154,979 and an increase in accounts payable of $45,914.

Net cash used in investing activities was $24,786, representing purchases of property and equipment of $34,786, offset by the cash proceeds from the sale of equipment of $10,000.

Net cash provided by financing activities was $82,001, representing proceeds from the issuance of long-term obligations of $36,979, proceeds from the sale of common stock of $204,000 reduced by cash offering costs incurred of $54,150, offset by payments of long-term obligations of $101,000 and payments of related party notes payable of $3,828.

Management believes that cash expected to be generated from operations and current cash reserves will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See consolidated financial statements following Item 14 of this Annual Report on Form 10-KSB.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material market risk sensitive financial instruments.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	37	Chief Financial Officer and Chief Executive Officer, Director	2000
Brian T. Nugent	29	Chief Operating Officer, President and Director	2001
Jugal K. Taneja	60	Consultant and Director	2000
Alfred Lehmkuhl	72	Director	2002
Patrick Sheppard	56	Director	2002

Pursuant to the Company’s bylaws, each director serves for a term of one year and until his successor is duly qualified. Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Some of the directors and executive officers of the Company also serve in various capacities with subsidiaries of the Company. There are no family relationships among any of the Company’s other directors and executive officers.

Background of Executive Officers and Directors

Stephen M. Watters has served as a director and as the Company’s Chief Executive Officer since its inception and our Chief Financial Officer since August 2002. Mr. Watters has also served as Chief Executive Officer and Secretary of Labelclick, Inc. since its inception. Prior to working with us, Mr. Watters was the Co-founder, Chief Executive Officer and President, of Drugmax, Inc., from September 1998 until August 2000. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. From September through November 1998, Mr. Watters served as Vice President of Finance of Dynamic Health Products, Inc., a publicly-held nutraceutical products company. Prior to that, he worked in the investment banking and brokerage businesses from April 1992 to September 1998. He received his Executive Masters of Business Administration degree from Case Western Reserve University in 1997.

Brian T. Nugent has served as a director of the Company and as the Company’s President and Chief Operating Officer since April 2001. He has also served as President and Treasurer of Labelclick, Inc. since its inception. Prior to joining Vertical, Mr. Nugent spent three years working in management for the Tampa Bay Buccaneers of the National Football League where he was responsible for establishing business relationships and managing daily operations. He received his Bachelors of Science in Multi-National Business from the Florida State University in 1997.

Jugal K. Taneja has served as a director of the Company since its inception and as a consultant to the Company since March 2000. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Chairman of the Board of DrugMax, Inc., and since October 2000 has served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as Chairman and a director of Innovative Companies, Inc., a publicly-held nutraceutical products company. He has also served as the Dynamic Health Product’s Chairman of the Board since 1992. Until June 1998 and from November 1999 until February 2002, he also served as the Company’s Chief Executive Officer. Dynamic Health is a publicly-held company that markets and distributes health and beauty products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

Patrick J. Sheppard has been a Director since August 2002. Mr. Sheppard has been the President of S & H Associates, a construction company specializing in the commercial development of healthcare and retail facilities, since June 1996. Since June 1996, he has served as President of Purtec Systems, Inc., a Florida corporation that provides consulting services to the water purification industry. Mr. Sheppard serves as a Director to Medcom Facilities, a real estate holding company, ICOT Center, Inc., a large commercial flex space park in Clearwater, Florida, and for the Montessori Schools, a private elementary and middle school in Pinellas County, Florida. He has been a licensed Florida Real Estate Broker since July 1979 and owner of Terra Realty Management, Inc., a Real Estate management and consulting company since October 2001.

Alfred F. Lehmkukl has been a Director since May 2002. Since June 1988, he has been Chief Executive Officer of Seven Limers, Inc., an agricultural equipment and supply company, and KAS Trucking, Inc., a regulated common carrier trucking company. He served as President and Chief Executive Officer of Horn’s Crop Service, Inc., an agricultural supply company from September 1984 to December 1993. Mr. Lehmkuhl holds a Bachelor of Science degree in Animal Nutrition from The Ohio State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, 5, and amendments thereto, furnished to the Company during fiscal year 2002 and 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2003.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Annual Compensation(1)
Name and Principal Position	Year	Salary($)	Bonus($)
Stephen M. Watters, Chief Executive Officer, And Chief Financial Officer (2)	2003 2002 2001	$152,500 $150,000 $150,000	$-0- $-0- $-0-

Brian T. Nugent, President and Chief Operating Officer (3)	2003	$106,666	$-0-

Jugal K. Taneja, Consultant	2003 2002	$103,666 $100,000	$-0- $-0-

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception.
(3)	Mr. Brian Nugent has served as the Company’s President since April 2001.
(4)	Mr. Jugal K. Taneja has served as a Consultant since March 2000.

During the year ended December 31, 2003, the Company paid each director a fee of $500 for each meeting attended by such director. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

Employment Agreements

We currently maintain employment agreements with Mr. Watters, for his services as our Chief Executive Officer and Chief Financial Officer, Mr. Nugent, for his services as our President and Chief Operating Officer, and a consulting agreement with Mr. Taneja, one of our Directors. In November 2003, we entered into a new three-year employment agreement with Mr. Watters at an initial annual base salary of $165,000, plus an annual performance bonus and stock options to be determined by the Board of Directors. Also in November 2003, we entered into a new three-year consulting agreement with Mr. Taneja at an initial annual consulting fee of

$110,000. In November 2003, we entered into a new three-year employment agreement with Mr. Nugent at an initial annual base salary of $140,000, plus annual performance bonus and stock options to be determined by the Board of Directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of December 31, 2003 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	5,375,595	33.7%
Common	Brian T. Nugent (4)	959,075	6.0%
Common	Jugal K. Taneja(5)	4,387,410	27.5%
Common	Patrick Sheppard(6)	316,675	1.9%
Common	Alfred Lehmkuhl(7)	1,552,395	9.7%
Common	All officers and directors as a group (5 persons)	12,591,150	78.8%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 855 Dunbar, Ave., Oldsmar, FL 34677.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)	Of the shares beneficially owned by Mr. Watters, 1,904,785 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 500,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.
(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife. Also includes 100,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(5)	Of the shares beneficially owned by Mr. Taneja, 285,720 shares are owned by Manju Taneja, Mr. Taneja’s wife. 285,720 shares are owned by Carnegie Capital LLC, a company owned and controlled by Mr. Taneja, and 1,530,820 shares are owned by Bryan Capital Limited Partnership, a company wholly-owned by Dynamic Health Products, Inc., a public company which is controlled by Mr. Taneja. Mr. Taneja disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 500,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.
(6)	Of the shares beneficially owned by Mr. Sheppard, 50,000 shares are issuable upon exercise of 50,000 options at $1.02 per share. Also includes 100,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.
(7)	Of the shares beneficially owned by Mr. Lehmkuhl, 38,100 shares are held by Mr. Lehmkuhl as custodian for each of Joseph J. Zam, Jr. and Katelyn C. Zam, Mr. Lehmkuhl’s grandchildren. Also includes 50,000 shares issuable upon exercise of 50,000 options at $1.02 per share and 100,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2003, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amount of approximately $48,086, with interest at the rate of 9% per annum. In addition, as of December 31, 2003, the Company had an outstanding obligation to Mr. Watters in the amount of approximately $21,053, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of December 31, 2003, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amount of approximately $48,086, with interest at the rate of 9% per annum.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. The Company believes that material affiliated transactions and loans, and business relationships entered into by the Company or its subsidiaries with certain of its officers, directors and principal shareholders or their affiliates were on terms no less favorable than the Company could have obtained from independent third parties. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

Innovative Companies, Inc. (“Innovative’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Innovative. For the year ended December 31, 2003, there were no sales of products to Innovative or its subsidiaries, and purchases of products from subsidiaries of Innovative were approximately $782,484. As of December 31, 2003, approximately $247,671 was due to subsidiaries of Innovative and is included in obligations to affiliates.

In October 2003, the Company issued 4,865,895 (973,179 pre-split) shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company.

In October 2003, the Company issued 658,520 (131,704 pre-split) shares of common stock of the Company in payment of $131,704 of accrued preferred share dividends.

PART IV

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements.

See consolidated financial statements commencing on page F-1.

(a)(2) Exhibits.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

4.1	Specimen Stock Certificate*

4.4	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

5.1	Opinion of Sichenzia Ross Friedman Ference LLP*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Employment Agreement with Stephen M. Watters

10.3	Form of Employment Agreement with Brian T. Nugent

10.4	Form of Consulting Agreement with Jugal K. Taneja

10.5	Promissory Note issued to Stephen Watters, dated December 1, 2001*

10.6	Promissory Note issued to Jugal K. Taneja, dated December 1, 2001*

10.7	Stephen Watters warrant agreement*

10.8	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.

21.1	Vertical Health Solutions, Inc. – List of Subsidiaries.

31.1	Certification Of Principal Executive Officer and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.

(b) Reports on Form 8-K.

During the three-month period ending December 31, 2003, the Company filed no reports on Form 8-K.

Item 14. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing of this annual report on Form 10-KSB, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 30, 2004	By:	/s/ Stephen M. Watters

Stephen M. Watters, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Stephen M. Watters Stephen M. Watters	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2004

By: /s/ Brian T. Nugent Brian T. Nugent	President, Chief Operating Officer and Director	March 30, 2004

By: /s/ Jugal K. Taneja Jugal K. Taneja	Consultant and Director	March 30, 2004

By: /s/ Alfred Lehmkuhl Alfred Lehmkuhl	Director	March 30, 2004

By: /s/ Patrick Sheppard Patrick Sheppard	Director	March 30, 2004

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vertical Health Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vertical Health Solutions, Inc. and subsidiaries as of December 31, 2003 and the related statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements of Vertical Health Solutions, Inc. as of December 31, 2002 were audited by other auditors whose report dated February 28, 2003, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 11 to the financial statements, the Company has restated its 2002 financial statements during the current year to reflect a stock split, in conformity with accounting principles generally accepted in the United States of America. The other auditors reported on the 2002 financial statements before the restatement.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2003 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BRIMMER, BUREK & KEELAN LLP

/s/  Brimmer, Burek & Keelan LLP

Tampa, Florida

March 4, 2004

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Current assets:
Cash	$72,499	$128,069
Accounts receivable, net	134,762	100,204
Inventories, net	377,925	144,015
Prepaid expenses	26,535	15,070
Other current assets	275	10,068
Due from affiliates	2,024	12,582

Total current assets	614,020	410,008
Property and equipment, net	45,847	44,143
Other assets	5,758	92,824

Total assets	$665,625	$546,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$247,738	$201,824
Other payables	5,435	7,429
Line of credit	—	245,000
Current portion of obligations under capital leases	23,482	5,342
Current portion of long-term obligations	81,577	14,015
Accrued expenses	41,207	76,067
Obligations to affiliates	270,791	126,370
Notes payable to related parties	96,172	100,000
Due to related parties	23,495	107,329

Total current liabilities	789,897	883,376
Obligations under capital leases	2,978	22,311
Long-term obligations, less current portion	118,181	3,571

Total liabilities	911,056	909,258

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative convertible, 1,000,000 shares authorized, no shares in 2003 and 973,179 in 2002 issued and outstanding	—	973,179
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 48,000,000 shares authorized; 13,709,375 in 2003 and 7,984,960 in 2002 shares issued and outstanding	13,709	7,985
Additional paid in capital	1,168,731	8,995
Accumulated deficit	(1,427,871)	(1,352,442)

Total stockholders’ deficit	(245,431)	(362,283)

Total liabilities and stockholders’ deficit	$665,625	$546,975

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2003 and 2002

	2003	2002
Sales	$2,042,157	$1,384,229

Cost of goods sold	1,124,073	737,167

Gross profit	918,084	647,062

Operating expenses:
Selling, general and administrative expenses	908,531	1,149,607

Total operating expenses	908,531	1,149,607

Operating income before other income and expense	9,553	(502,545)

Other income (expense):
Interest income	80	2,026
Other income and expenses, net	30,430	1,471
Loss on disposition of equipment	(13,397)	—
Interest expense	(29,307)	(53,581)

Total other income (expense)	(12,194)	(50,084)

Loss before income taxes	(2,641)	(552,629)

Income taxes	—	—

Net loss	(2,641)	(552,629)

Preferred stock dividends	72,788	58,917

Net loss available to common stockholders	$(75,429)	$(611,546)

Basic and diluted loss per share	$(0.01)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	9,493,991	7,984,960

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Year Ended December 31, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2001 (Restated)	370,833	$370,833	7,984,960	$7,985	$8,995	$(740,896)	$(353,083)
Payment of amounts due to related parties in preferred stock	602,346	602,346	—	—	—	—	602,346
Net loss	—	—	—	—	—	(552,629)	(552,629)
Dividends on preferred stock	—	—	—	—	—	(58,917)	(58,917)

Balances at December 31, 2002 (Restated)	973,179	$973,179	7,984,960	$7,985	$8,995	$(1,352,442)	$(362,283)
Issuance of 200,000 shares of common stock at $1.02 per share for cash, net of offering costs	—	—	200,000	200	60,377	—	60,577
Conversion of 973,179 shares of preferred stock into 4,865,895 shares of common stock	(973,179)	(973,179)	4,865,895	4,866	968,313	—	—
Issuance of 658,520 shares of common stock in payment of $131,704 of accrued preferred stock dividends	—	—	658,520	658	131,046	—	131,704
Net loss	—	—	—	—	—	(2,641)	(2,641)
Dividends on preferred stock	—	—	—	—	—	(72,788)	(72,788)

Balances at December 31, 2003	—	$—	13,709,375	$13,709	$1,168,731	$(1,427,871)	$(245,431)

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(2,641)	$(552,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,685	31,882
Loss on disposition and sale of equipment	13,397	10,167
Write off of deferred offering costs	—	153,603
Interest income added to certificate of deposit	—	(1,980)
Interest added to note payable—related party	—	10,599
Interest added to note payable	—	11,235
Allowance for doubtful accounts	—	1,750
Payment of salaries and consulting fees with preferred stock	—	172,500
Changes in operating assets and liabilities:
Accounts receivable	(34,558)	(58,932)
Inventories	(233,910)	(93,152)
Prepaid expenses	(11,465)	(9,104)
Other current assets	9,793	—
Due to/from affiliates, net	154,979	(12,582)
Other assets	(2,207)	(5,089)
Accounts payable	45,914	82,540
Other payables	(1,994)	—
Accrued expenses	(34,860)	95,770
Due to related parties	(24,918)	84,836

Net cash used in operating activities	(112,785)	(78,586)

Cash flows from investing activities:
Proceeds from the sales of equipment	10,000	—
Decrease in certificates of deposit	—	4,328
Purchases of property and equipment	(34,786)	(8,665)

Net cash used in investing activities	(24,786)	(4,337)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	36,979	250,000
Proceeds from related party notes	—	35,000
Payments of long-term obligations	(101,000)	(25,396)
Payment of related party notes payable	(3,828)	(35,000)
Proceeds from issuance of common stock	204,000	—
Payments of offering costs	(54,150)	(67,599)

Net cash provided by financing activities	82,001	157,005

Net (increase) decrease in cash	(55,570)	74,082
Cash at beginning of period	128,069	53,987

Cash at end of period	$72,499	$128,069

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Year Ended December 31, 2003 and 2002

	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,239	$20,717

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Conversion of Series A Preferred stock into common stock	$973,179	$—

Accrual of preferred stock dividends	$72,788	$58,917

Issuance of common stock in payment of accrued preferred
stock dividends	$131,704	$—

Conversion of credit line payable to note payable	$175,000	$—

Prepaid expenses financed with a note	$—	$5,966

Repayment of note by surrender of certificate of deposit	$—	$160,067

Conversion of related party note to preferred stock	$—	$429,846

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2003 include the accounts of Vertical Health Solutions, Inc. and its wholly-owned subsidiaries (collectively the “Company”), Labelclick, Inc. and VHS Genesis Corp. All intercompany accounts and balances have been eliminated in consolidation.

Restatements

Unless otherwise noted, all information presented as of and for the year ended December 31, 2003 and 2002 has been adjusted to retroactively reflect the five-for-one forward split of the Company’s common stock in November 2003 (see Note 11).

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances (see Note 3).

Intangible Asset

The intangible asset consisted of costs to acquire the Company’s web site and was being amortized using the straight-line method over a period of 3 years. Amortization charged to operations was $-0- and $20,333 in 2003 and 2002.

During the year ended December 31, 2002, the Company determined that the remaining carrying value of the web site of $10,167 was impaired and charged this amount to operations at December 31, 2002.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Inventories

Inventories, net are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 4).

Property and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership. (See Note 5). Accelerated methods are used for tax depreciation.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the year ended December 31, 2003. There was a $10,167 impairment loss charged to operations during the year ended December 31, 2002.

Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes” (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Earnings (Loss) Per Common Share

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive. (See Note 12)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2003 and 2002, as well as the reported amounts of revenues and expenses for the year then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the years ended December 31, 2003 and 2002 and currently, the Company operates in a single segment. Management will evaluate additional segment disclosure requirements as it expands the operations of the Company.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Stock Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	2003	2002
Net loss, as reported	$(75,429)	$(611,546)
Compensation cost based on the fair value method	—	—

Pro forma net loss	$(75,429)	$(611,546)

Basic and diluted loss per share
As reported	$(.01)	$(.08)

Pro forma	$(.01)	$(.08)

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $12,511 and $71,904 for the years ended December 31, 2003 and 2002, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003 and 2002, the fair value of the Company’s long-term obligations approximated its carrying value.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to the current year presentation.

NOTE 2—RELATED PARTY TRANSACTIONS

As of December 31, 2003, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amount of approximately $48,086, with interest at the rate of 9% per annum. In addition, as of December 31, 2003, the Company had an outstanding obligation to Mr. Watters in the amount of approximately $21,053, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of December 31, 2003, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amount of approximately $48,086, with interest at the rate of 9% per annum.

As of December 31, 2003, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer of the Company, in the amount of approximately $2,442, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

Innovative Companies, Inc. (“Innovative’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Innovative. For the years ended December 31, 2003 and 2002, there were no sales of products to Innovative or its subsidiaries, and purchases of products from subsidiaries of Innovative were approximately $782,484 and $106,885. As of December 31, 2003 and 2002, approximately $247,671 and $125,585 was due to subsidiaries of Innovative and is included in obligations to affiliates.

DrugMax, Inc. (“DrugMax”), a publicly traded company, is a wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of DrugMax. For the year ended December 31, 2003, sales of products to subsidiaries of DrugMax were approximately $1,863 and there were no purchases of products from subsidiaries of DrugMax. As of December 31, 2003, approximately $15,385 was due to DrugMax or its subsidiaries and is included in obligations to affiliates.

Vitality Vet Supply, Inc. (“VVS”) is a marketer of certain veterinary products. Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, is also Chief Executive Officer of VVS. For the year ended December 31, 2003, sales of products to VVS were approximately $3,652 and there were no purchases of products from VVS. As of December 31, 2003, approximately $25 was due from VVS and is included in amounts due from affiliates.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Bayshore Media, Inc. (“Bayshore”) is a marketer of private label bottled water and health products. Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Bayshore. Brian T. Nugent, a Director, President and Chief Operating Officer of the Company, is also a principal shareholder and President of Bayshore. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a principal shareholder of Bayshore. For the years ended December 31, 2003 and 2002, sales of products to Bayshore were approximately $2,952 and $33,023 and purchases of products from Bayshore were approximately $52 and $-0-. In addition, Bayshore charged the Company consulting fees of approximately $9,075 for graphic services provided to the Company. The charges were on an hourly basis for services rendered. As of December 31, 2003 and 2002, approximately $1,999 and $12,582 was due from Bayshore and is included in amounts due from affiliates.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and is a principal stockholder of the Company. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the year ended December 31, 2003, the Company charged a subsidiary of Dynamic consulting fees of $640 for graphic services provided and Dynamic charged the Company consulting fees of approximately $10,088 for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of December 31, 2003, $7,735 was due to Dynamic and is included in obligations to affiliates.

In October 2003, the Company issued 4,865,895 (973,179 pre-split) shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company.

In October 2003, the Company issued 658,520 (131,704 pre-split) shares of common stock of the Company in payment of $131,704 of accrued preferred share dividends.

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2003	2002
Accounts receivable	$135,762	$101,954
Less allowance for uncollectible accounts	(1,000)	(1,750)

Total	$134,762	$100,204

For the year ended December 31, 2003 and 2002, bad debt expense charged to operations for estimated uncollectible accounts receivable was $-0- and $1,750, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 4—INVENTORIES, NET

Inventories,	net consist of the following:

	2003	2002
Raw materials	$72,970	$17,941
Finished goods	338,855	126,074

	411,825	144,015
Less reserve for obsolescence	(33,900)	—

Total	$377,925	$144,015

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2003	2002
Furniture and fixtures	$6,749	$6,749
Equipment	54,641	55,094
Leasehold improvements	1,000	—

	62,390	61,843
Less accumulated depreciation and amortization	(16,543)	(17,700)

Total	$45,847	$44,143

Depreciation expense charged to operations was $9,685 and $11,549 for the years ended December 31, 2003 and 2002.

NOTE 6—LINE OF CREDIT

During May 2002, the Company borrowed $250,000 pursuant to a line of credit, which matured in November 2003 and bears interest at a variable rate of 1.5% over the prime rate with an initial rate of 5.75% per annum. The loan which had an outstanding principal balance of $245,000 at December 31, 2002 is secured by certain assets owned by a related party. The loan was refinanced in November 2003. (See Note 8)

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 7—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2003 and 2002 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2003	2002
Computed tax expense at the statutory rate	34%	34%
Increase (decrease) in taxes resulting from:
Net operating loss	(34)	(34)

Current income tax expense (benefit)	—%	—%

Temporary differences that give rise to deferred tax assets and liabilities:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$440,000	$440,000
Less valuation allowance	(440,000)	(440,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2003, approximately $1,300,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2023.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 8—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2003 and 2002:

	2003	2002
Promissory note payable to a financial institution, bearing interest at 6.75% per annum, due in monthly principal and interest payments of approximately $6,400 through June 2006. The note is collateralized by a shareholders stock and certificate of deposit.	$175,000	$—
Promissory notes payable to a financial institution, bearing interest at fixed interest rates of 7.75%, 8.25% and 9.5% per annum, due in monthly principal and interest payments of approximately $1,500 through September 2006. The notes are collateralized by equipment.	17,265	14,860
Promissory note payable to a financing company, bearing interest at 10.5% per annum, due in monthly principal and interest payments of approximately $1,915 through May 2004. The note is collateralized by equipment.	7,493	—
Promissory note payable to a financing company, bearing interest at 13.4% per annum and requiring principal and interest payments of $700 through May 2003. The note is collateralized by equipment.	—	2,726

	199,758	17,586
Less current maturities	81,577	(14,015)

Total	$118,181	$3,571

At December 31, 2003, aggregate maturities of long-term obligations are as follows:

Year ending December 31,
2004	$81,577
2005	76,723
2006	41,458

Total	$199,758

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

On November 29, 2003, the Company entered into a Change in Terms Agreement, whereby the Company’s indebtedness to a financial institution in the form of a Revolving Line of Credit, with a principal balance of $175,000, was converted to a promissory note payable to the financial institution, with interest at the rate of 6.75% per annum, with principal and interest being paid monthly in the amount of approximately $6,400, for 29 months commencing January 29, 2004.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company is the lessee of warehouse and office equipment under capital leases expiring in 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2003 and 2002. The cost of the property under capital leases included in property and equipment, net was $5,900 and $34,240 at December 31, 2003 and 2002. The accumulated depreciation on these assets was $983 and $9,700 at December 31, 2003 and 2002.

Minimum future lease payments under capital leases as of December 31, 2003 for each of the next five years and in aggregate are:

Year ending December 31,
2004	$12,304
2005	12,758
2006	8,208

33,270
Less amount representing interest	(6,810)

Total	$26,460

Interest rates vary on capitalized leases from 17% to 19.8% and are imputed based on the lower of the Company’s incremental borrowing rates at the inception of each lease or the lessor’s implicit rate of return.

The agreements with the finance company contains various restrictive covenants on the use and assignment of the equipment. At December 31, 2003 the Company was in breach of the assignment covenant related to one of the agreements. Under the terms of the agreement, the finance company may call the obligation if the Company is in violation of any restrictive covenant. As of March 5, 2004, the finance company has not waived the assignment requirement, and accordingly the entire amount of the lease obligation, $21,777, has been included in current liabilities.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Operating Leases

The Company has operating leases for facilities and certain equipment that expire at various dates through 2006. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance and utilities, over a base amount and others provide for payment of all property taxes and insurance by the Company.

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at December 31, 2003:

Year ending December 31,
2004	$47,474
2005	47,474
2006	12,707
2007	—
2008	—
Thereafter	—

$107,655

Total rent expense for the year ended December 31, 2003 and 2002 was approximately $39,014 and $35,263.

Employment Agreements

Effective November 1, 2003 the Company entered into an Employment Agreement with Stephen M. Watters, the Company’s Chief Executive Officer, for a term of three years. The annual base salary payable under the agreement is $165,000, payable in bi-weekly payments of approximately $6,346, plus a monthly auto allowance of $600. The amount of base salary payable is subject to periodic review and adjustment. Under the terms of the agreement, Mr. Watters is eligible for certain fringe benefits and participation in any executive bonus plan created at the discretion of the Compensation Committee of the Board of Directors of the Company.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Effective November 1, 2003, based on mutual agreement between the parties, the Company entered into a new Employment Agreement with Brian T. Nugent, the Company’s President and Chief Operating Officer, for a term of three years, and the previous Employment Agreement between the parties was cancelled. The annual base salary payable under the new agreement is $140,000, payable in bi-weekly payments of approximately $5,385, plus a monthly auto allowance of $600. The amount of base salary payable is subject to periodic review and adjustment. Under the terms of the agreement, Mr. Nugent is also eligible for certain fringe benefits and participation in any executive bonus plan created at the discretion of the Compensation Committee of the Board of Directors of the Company.

Consulting Agreement

Effective November 1, 2003, the Company entered into a Consulting Agreement with Jugal K. Taneja, for a term of three years. Mr. Taneja has served as a Director of the Company since its inception. Annual base compensation payable under the agreement is $110,000, payable in monthly payments of approximately $9,167. The agreement contains termination for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit Mr. Taneja from competing with the Company under certain circumstances. The period covered by the non-competition provisions will end three years after the termination of the consultant’s consulting agreement with the Company.

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2003 should have a material adverse impact on its financial condition or results of operations.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 10 – STOCK OPTIONS

During 2001, the Company adopted a stock option plan to be administered by the board of directors. Under the plan, the exercise price of any options granted may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding).

The following summarizes information about the aggregate stock option activity for the year ended December 31, 2003:

In October 2003, the Board of Directors approved the issuance of options to purchase 650,000 units (130,000 pre-split) to members of the Board of Directors. The options are exercisable at $1.02 per unit ($5.10 pre-split), each consisting of one share of common stock and one redeemable Class A warrant.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility	1%
Average expected term	4.75 years

	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	—	$—	—	$—
Granted	650,000	1.02	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31,	650,000	$1.02	—	—

Options exercisable at December 31,	650,000	$1.02	—	—

Weighted average fair value of options granted during 2003		$—		$—

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Stock options outstanding and exercisable under the plan as of December 31, 2003, were:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
Exercise prices	650,000	$1.02	4.75	650,000	$1.02

NOTE 11—SHAREHOLDERS’ DEFICIT

During May 2001, the Company issued warrants to purchase 428,575 shares (85,715 pre-split) each to two of its officers at an exercise price of $0.65 per share ($3.28 pre-split). These warrants expire in May 2005. The effect of applying SFAS 123 pro forma net loss is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the warrants and the fair value of additional grants in future years. Had compensation cost been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed under SFAS 123, the Company’s net (loss) would not have been materially different.

On June 30, 2002 an affiliate converted $429,846 in notes and accrued interest in 429,846 shares of Series A preferred stock and on December 31, 2002 certain affiliates of the Company converted an aggregate of $172,500 in unpaid salary and consulting fees into 172,500 shares of Series A preferred stock.

On April 21, 2003, the Company’s Registration Statement on Form SB-2, Amendment No.9, was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Company’s registered offering, in June 2003, the Company sold an aggregate of 40,000 units, consisting of 200,000 (40,000 pre-split) shares of common stock and 200,000 (40,000 pre-split) redeemable class A common stock purchases warrants. The Company received cash proceeds aggregating $204,000 and charged deferred offering costs aggregating approximately $143,423 against the offering proceeds.

In October 2003, the Company issued 4,865,895 (973,179 pre-split) shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

In October 2003, the Company issued 658,520 (131,704 pre-split) shares of common stock of the Company in payment of $131,704 of accrued preferred share dividends.

On October 24, 2003, the Board of Directors of the Company approved a forward split of its outstanding shares of common stock on a five-for-one basis effective November 20, 2003, such that for each share of Company common stock held as of November 10, 2003, each shareholder was entitled to receive four additional shares of Company common stock. The payment date for the additional shares of Company common stock was November 20, 2003. After the forward split the Company had 13,709,375 shares of common stock issued and outstanding.

NOTE 12—EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings (loss) per common share:

	2003	2002
Numerator:
Net income (loss)	$(2,641)	$(552,629)

Net income (loss) available to common stockholders	$(75,429)	$(611,546)

Denominator:
Weighted average shares outstanding	$9,493,991	$7,984,960
Effect of dilutive securities	—	—

Weighted average fully diluted shares outstanding	$9,493,991	$7,984,960

Net earnings per common share—Basic and diluted	$(.01)	$(.08)

During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended December 31, 2003, two customers represented 26%

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 14—BASIS OF PRESENTATION

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The audit opinion for the December 31, 2002 financial statements included an explanatory paragraph concerning the Company’s ability to continue as a going concern. The Company had experienced significant losses from operations as a result of its investment necessary to achieve its operating plan. In addition, the Company has a working capital deficit and a stockholders’ deficit.

In the current year, the Company significantly reduced its net loss from operations as well as its obligation to pay preferred dividends. The Company successfully raised additional capital during the year reducing its stockholders’ deficit. Management is continuing its efforts to raise capital and the Company has increased sales in the first two months of 2004 over the same period last year.