Form 10QSB
period 2004-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2004-05-14
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of May 7, 2004 was 13,709,375.

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$41,113	$72,499
Accounts receivable, net	201,388	134,762
Inventories, net	324,972	377,925
Prepaid expenses	23,185	26,535
Other current assets	348	275
Due from affiliates	2,592	2,024

Total current assets	593,598	614,020
Property and equipment, net	45,860	45,847
Other assets	5,758	5,758

Total assets	$645,216	$665,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$180,471	$247,738
Other payables	8,888	5,435
Current portion of obligations under capital leases	22,458	23,482
Current portion of long-term obligations	77,232	81,577
Accrued expenses	41,045	41,207
Obligations to affiliates	233,791	270,791
Notes payable to related parties	84,544	96,172
Due to related parties	48,377	23,495

Total current liabilities	696,806	789,897
Obligations under capital leases	2,506	2,978
Long-term obligations, less current portion	99,485	118,181

Total liabilities	798,797	911,056

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative convertible, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 48,000,000 shares authorized; 13,709,375 shares issued and outstanding	13,709	13,709
Additional paid in capital	1,168,731	1,168,731
Accumulated deficit	(1,336,021)	(1,427,871)

Total stockholders’ deficit	(153,581)	(245,431)

Total liabilities and stockholders’ deficit	$645,216	$665,625

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Restated)
Sales	$750,954	$353,596
Cost of goods sold	372,055	188,038

Gross profit	378,899	165,558

Operating expenses:
Selling, general and administrative expenses	307,097	177,810

Total operating expenses	307,097	177,810

Operating income (loss) before other income and expense	71,802	(12,252)

Other income (expense):
Interest income	—	57
Other income and expenses, net	27,571	2,633
Loss on disposition of equipment	—	(13,397)
Interest expense	(7,523)	(8,525)

Total other income (expense)	20,048	(19,232)

Income (loss) before income taxes	91,850	(31,484)
Income taxes	—	—

Net income (loss)	91,850	(31,484)
Preferred stock dividends	—	23,996

Net income (loss) available to common stockholders	$91,850	$(55,480)

Basic income (loss) per share	$0.01	$(0.01)

Basic weighted average number of common shares outstanding	13,709,375	7,984,960

Diluted income (loss) per share	$0.01	$(0.01)

Diluted weighted average number of common shares outstanding	14,987,950	7,984,960

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$91,850	$(31,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,437	2,493
Loss on disposition and sale of equipment	—	13,397
Changes in operating assets and liabilities:
Accounts receivable, net	(66,626)	(12,230)
Inventories, net	52,953	19,568
Prepaid expenses	3,350	7,020
Other current assets	(73)	1,184
Due to/from affiliates, net	(37,568)	(27,997)
Other assets	—	(3,030)
Accounts payable	(67,267)	908
Other payables	3,453	(1,796)
Accrued expenses	(162)	(6,734)
Due to related parties	24,882	(35,282)

Net cash provided by (used in) operating activities	8,229	(73,983)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	10,000
Purchases of property and equipment	(3,450)	(2,608)

Net cash provided by (used in) investing activities	(3,450)	7,392

Cash flows from financing activities:
Payments of long-term obligations	(24,537)	(21,165)
Payment of related party notes payable	(11,628)	—
Proceeds from issuance of common stock	—	—
Payments of offering costs	—	—

Net cash used in financing activities	(36,165)	(21,165)

Net (increase) decrease in cash	(31,386)	(87,756)
Cash at beginning of period	72,499	128,069

Cash at end of period	$41,113	$40,313

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,621	$5,256

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing activities:

Accrual of preferred stock dividends	$—	$23,996

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(1) Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2003 and the two years then ended including notes thereto.

(2) Earnings (Loss) Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the period ending March 31, 2003, common stock equivalents were not considered as their effect would be anti dilutive.

(3) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method.

(4) Related Party Transactions

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

Innovative Companies, Inc. (“Innovative’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Innovative. For the quarters ended March 31, 2004 and March 31 2003, there were no sales of products to Innovative or its subsidiaries, and purchases of products from subsidiaries of Innovative were approximately $139,910 and $66,296. As of March 31, 2004 and December 31, 2003, approximately $214,428 and $247,671 were due to subsidiaries of Innovative and is included in obligations to affiliates.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and is a principal stockholder of the Company. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the quarters ended March 31, 2004 and March 31, 2003, there were no sales of products to Dynamic or its subsidiaries, and Dynamic charged the Company consulting fees of approximately $4,138 and $2,650 for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of March 31, 2004 and December 31, 2003, approximately $4,138 and $7,735 were due to subsidiaries of Dynamic and are included in obligations to affiliates.

(5) Subsequent Event

On April 16, 2004, the Company entered into a line of credit agreement with a maximum borrowing amount of $500,000. The line of credit is collateralized by the Company’s inventory, receivables and other equipment. The Company’s Chief Executive Officer and one of the Directors guarantee the line.

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

Results of Operations

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Revenues. The Company generated revenues of $750,954 for the three months ended March 31, 2004, an increase of $397,358 or 112.4%, compared to $353,596 for the three months ended March 31, 2003. The increase in revenues was primarily attributable to increased marketing efforts with the expansion of the Company’s sales force, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $378,899 for the three months ended March 31, 2004, an increase of $213,341 or 128.9%, compared to $165,558 for the three months ended March 31, 2003. Gross margin, as a percentage of revenues, increased from 46.8% for the three months ended March 31, 2003, to 50.5% for the three months ended March 31, 2004. The increase in gross margin was primarily attributable to an increase in purchase volume discounts.

Operating expenses. The Company incurred operating expenses of $307,097 for the three months ended March 31, 2004, an increase of $129,287 or 72.7%, compared to $177,810 for the three months ended March 31, 2003. The increase is primarily attributable to an increase in advertising and promotional expenses, as well as an increase in travel, insurance, and salaries and related payroll expenses.

Interest expense, net of interest income. Interest expense, net of interest income was $7,523 for the three months ended March 31, 2004, compared to $8,468 for the three months ended March 31, 2003. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding debt.

Income taxes. The Company had no income tax provision for the three months ended March 31, 2004 and 2003. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company had no Series A preferred stock issued or outstanding during the three months ended March 31, 2004. Preferred stock dividends payable were $23,996 for the three months ended March 31, 2003, compared to zero in the three months ended March 31, 2004.

Net income (loss) per share. Net income per share for the three months ended March 31, 2004 was $0.01, compared to net loss per share of $0.01 for the three months ended March 31, 2003. The increase in net income was primarily a result of in an increase in income from continuing operation of $84,054, an increase in other income and expenses, net of $24,938, and a decrease in the loss on disposition of equipment of $13,397.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $41,113 and a working capital deficit of $103,208 at March 31, 2004, compared to cash of $72,499 and a working capital deficit of $175,877 at December 31, 2003.

Net cash provided by operating activities was $8,229 for the three months ended March 31, 2004, as compared to net cash used in operating activities of $73,983 for the three months ended March 31, 2003. The cash provided was primarily attributable to net income adjusted for a decrease in inventories, net, of $52,953, a decrease of prepaid expenses of $3,350, an increase in other payables of $3,453 and an increase in amounts due to related parties of $24,882, partially offset by an increase in accounts receivable of $66,626, an increase in other current assets of $73, a decrease in amounts due to/from affiliates, net, of $37,568, a decrease in accounts payable of $67,267 and a decrease in accrued expenses of $162.

Net cash used in investing activities was $3,450, representing purchases of property and equipment.

Net cash used in financing activities was $36,165, representing payments of long-term obligations of $24,537 and payments of related party notes payable of $11,628.

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

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

10.1	Line of Credit Agreement between the Company and First Community Bank, dated as of April 24, 2004

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the quarterly period ended March 31, 2004, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: May 14, 2004	By:	/s/ STEPHEN M. WATTERS

Stephen M. Watters, Chief Executive Officer and Chief Financial Officer