Form 10KSB/A
period 2003-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2004-06-18
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 7, 2004, we dismissed our independent public accountants, Stark Winter Schenkein & Co., LLP. Our Board of Directors approved such decision.

Stark Winter’s report for the years ended December 31, 2001 and December 31, 2002, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, however it was prepared assuming that the Company would continue as a going concern. Furthermore, during such two year period through December 31, 2002, and the subsequent period preceding January 7, 2004, there were no disagreements with Stark Winter within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stark Winter, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On January 7, 2004, we engaged Brimmer, Burek & Keelan LLP as our independent public accountants. We did not previously consult with Brimmer, Burek & Keelan LLP regarding any matter, including but not limited to:

•	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or

•	any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

Item 8a. CONTROLS AND PROCEDURES.

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

PART IV

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements.

See consolidated financial statements commencing on page F-1.

(a)(2) Exhibits.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

4.1	Specimen Stock Certificate*

4.4	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

5.1	Opinion of Sichenzia Ross Friedman Ference LLP*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Employment Agreement with Stephen M. Watters***

10.3	Form of Employment Agreement with Brian T. Nugent***

10.4	Form of Consulting Agreement with Jugal K. Taneja***

10.5	Promissory Note issued to Stephen Watters, dated December 1, 2001*

10.6	Promissory Note issued to Jugal K. Taneja, dated December 1, 2001*

10.7	Stephen Watters warrant agreement*

10.8	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.***

16.1	Letter from Stark Winter Schenkein & Co., LLP.**

21.1	Vertical Health Solutions, Inc. – List of Subsidiaries.***

31.1	Certification Of Principal Executive Officer and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.

**	Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 8, 2004.

***	Incorporated by reference to the Company’s Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

(b) Reports on Form 8-K.

During the three-month period ending December 31, 2003, the Company filed no reports on Form 8-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent auditors for the audit of the Company’s financial statements, for the reviews of the financial statements included in the Company’sQuarterly Reports on Form 10-QSB, and for other services normally provided in connection with statutory filings were $21,750 and $24,120 for the years ended December 31, 2003 and December 31, 2002, respectively.

All Other Fees

The Company did not incur any fees for other professional services rendered by the Company’s independent auditors during the years ended December 31, 2003 and December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: June 18, 2004	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Stephen M. Watters Stephen M. Watters	Chief Executive Officer, Chief Financial Officer and Director	June 18, 2004

By: /s/ Brian T. Nugent Brian T. Nugent	President, Chief Operating Officer and Director	June 18, 2004

By: /s/ Jugal K. Taneja Jugal K. Taneja	Consultant and Director	June 18, 2004

By: /s/ Alfred Lehmkuhl Alfred Lehmkuhl	Director	June 18, 2004

By: /s/ Patrick Sheppard Patrick Sheppard	Director	June 18, 2004

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

BRIMMER, BUREK & KEELAN LLP

/s/  Brimmer, Burek & Keelan LLP

Tampa, Florida

March 4, 2004

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Vertical Health Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Vertical Health Solutions, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has suffered significant losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado

February 28, 2003

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