Form 10QSB
period 2004-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2004-08-20
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of August 13, 2004 was 13,723,075.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$49,191	$72,499
Cash, restricted	3,802,185	—
Accounts receivable, net	219,641	134,762
Inventories, net	287,748	377,925
Prepaid expenses	12,628	26,535
Other current assets	135,799	275
Due from affiliates	7,170	2,024

Total current assets	4,514,362	614,020

Property and equipment, net	54,988	45,847
Other assets	69,252	5,758
Intangible assets, net	2,177	—

Total assets	$4,640,779	$665,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$218,975	$247,738
Other payables	9,750	5,435
Credit line payable	50,000	—
Current portion of obligations under capital leases	20,821	23,482
Current portion of long-term obligations	76,191	81,577
Accrued expenses	59,233	41,207
Accrued preferred stock dividends	23,014	—
Obligations to affiliates	137,756	270,791
Notes payable to related parties	72,654	96,172
Due to related parties	617	23,495

Total current liabilities	669,011	789,897

Obligations under capital leases	2,013	2,978
Long-term obligations, less current portion	88,134	118,181

Total liabilities	759,158	911,056

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative convertible, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Cumulative Convertible Preferred stock, $.01 par value, 4,000,000 shares authorized; 4,000,000 and no shares issued and outstanding	40,000	—
Common stock, $.001 par value, 48,000,000 shares authorized; 13,713,075 and 13,709,375 shares issued and outstanding	13,713	13,709
Additional paid in capital	7,677,367	1,168,731
Accumulated deficit	(3,849,459)	(1,427,871)

Total stockholders’ equity (deficit)	3,881,621	(245,431)

Total liabilities and stockholders’ equity (deficit)	$4,640,779	$665,625

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$729,448	$392,742	$1,480,401	$746,338

Cost of goods sold	321,617	176,231	693,672	364,269

Gross profit	407,831	216,511	786,729	382,069

Operating expenses:
Selling, general and administrative expenses	404,303	190,450	711,400	368,260

Total operating expenses	404,303	190,450	711,400	368,260

Operating income (loss) before other income and expense	3,528	26,061	75,329	13,809

Other income (expense):
Interest income	4,185	—	4,185	57
Other income and expenses, net	—	18,616	27,572	21,249
Loss on disposition of equipment	—	—	—	(13,397)
Interest expense	(6,511)	(6,790)	(14,034)	(15,315)

Total other income (expense)	(2,326)	11,826	17,723	(7,406)

Income (loss) before income taxes	1,202	37,887	93,052	6,403

Income taxes	—	—	—	—

Net income (loss)	1,202	37,887	93,052	6,403

Preferred stock dividends	23,014	24,263	23,014	48,259

Net income (loss) available to common stockholders	$(21,812)	$13,624	$70,038	$(41,856)

Basic income (loss) per share	$—	$—	$0.01	$(0.01)

Basic weighted average number of common shares outstanding	13,711,693	8,051,620	13,710,534	8,019,020

Diluted income (loss) per share	$—	$—	$—	$(0.01)

Diluted weighted average number of common shares outstanding	13,711,693	8,959,491	16,639,296	8,019,020

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Dollars	Shares	Dollars
Balances at December 31, 2003 (Audited)	—	$—	13,709,375	$13,709	$1,168,731	$(1,427,871)	$(245,431)
Issuance of common stock in payment of an outstanding obligation of $3,793	—	—	3,700	4	3,789	—	3,793
Issuance of Series A cumulative preferred stock	4,000,000	40,000	—	—	6,234,626	(2,491,626)	3,783,000
Issuance of stock options for services	—	—	—	—	270,221	—	270,221
Net income	—	—	—	—	—	93,052	93,052
Preferred stock dividends	—	—	—	—	—	(23,014)	(23,014)

Balances at June 30, 2004 (Unaudited)	4,000,000	$40,000	13,713,075	$13,713	$7,677,367	$(3,849,459)	$3,881,621

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$93,052	$6,403

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,535	4,440
Loss on disposition and sale of equipment	—	13,397
Amortization of deferred consulting fees	72,973	—
Changes in operating assets and liabilities:
Accounts receivable, net	(84,879)	(12,674)
Inventories, net	90,177	(85,557)
Prepaid expenses	13,907	4,467
Other current assets	(415)	1,444
Due to/from affiliates, net	(138,182)	12,245
Other assets	(1,355)	(295)
Accounts payable	(24,970)	(9,300)
Other payables	4,315	—
Accrued expenses	18,026	(50,348)
Due to related parties	(22,877)	14,553

Net cash provided by (used in) operating activities	28,307	(101,225)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	10,000
Purchases of property and equipment	(17,103)	(12,260)
Increase in intangible assets	(2,750)	—

Net cash used in investing activities	(19,853)	(2,260)

Cash flows from financing activities:
Net change in credit line payable	50,000	—
Proceeds from issuance of convertible preferred stock	3,783,000	—
Proceeds from issuance of long-term obligations	10,048	5,900
Payments of long-term obligations	(49,107)	(41,589)
Payment of related party notes payable	(23,518)	—
Proceeds from issuance of common stock	—	204,000
Payments of offering costs	—	(57,697)

Net cash provided by financing activities	3,770,423	110,614

Net (increase) decrease in cash	3,778,877	7,129

Cash at beginning of period	72,499	128,069

Cash at end of period	$3,851,376	$135,198

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,430	$10,901

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Accrual of preferred stock dividends	$23,014	$48,259

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)

Note 1-Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2003.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and six months ended June 30, 2003 to conform to the presentation as of and for the three and six months ended June 30, 2004.

Restatements

The financial statements as of and for the three and six months ended June 30, 2003 have been restated, and unless otherwise noted, all information presented has been adjusted to retroactively reflect the five-for-one forward split of the Company’s common stock in November 2003.

Note 2-Principles Of Consolidation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 include the accounts of Vertical Health Solutions, Inc. and its principally wholly-owned subsidiaries (the “Company”), Labelclick, Inc. and Vertical Health Ventures, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2003 include the accounts of Vertical Health Solutions, Inc. and its principally wholly-owned subsidiary, Labelclick, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Note 3-Stockholders’ Equity (Deficit)

In May 2004, the Company issued 3,700 shares of restricted common stock to an unrelated party in payment of an outstanding obligation of $3,793.

On May 27, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), under which the Company issued and sold to Laurus in a private placement (i) $4,000,000 of Series A Cumulative Convertible Preferred Stock of its wholly-owned subsidiary, Vertical Health Ventures, Inc., that is convertible into shares of common stock of the Company (the “Series A”), and (ii) warrants to purchase 820,000 shares of the Company’s common stock at a price equal to $1.87 per share, exercisable until May 27, 2011 (the “Series A Warrants”).

The stated value of the Series A is $4,000,000. The Series A pays dividends at the rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). Dividends on the Series A are payable monthly commencing December 1, 2004 (accruing from May 27, 2004), and may be paid, at the investor’s option, in (i) cash at a 2% premium, or (ii) shares of Company common stock (but subject to the conversion requirements discussed below). If paid in shares of Company common stock the number of shares to be issued shall equal the total amount due, divided by $1.67 (107% of the average closing price of the common stock for the ten trading days immediately prior to the issuance date of the Series A). If the average closing price of the Company’s common stock for five consecutive trading days is greater than $1.92 (115% of the conversion price), Laurus is required to convert their Series A into an amount equal to the lesser of (i) 20% of the aggregate dollar trading volume of the common stock for such five consecutive trading days, or (ii) all of the Series A then outstanding. The Company may only make one such conversion demand every month. The holder shall not be entitled to convert any amount which would result in the holder being the beneficial owner of more than 4.99% of the Company’s common stock, unless 75 days’ prior notice is given to the Company or the Company is in default of its obligations.

The net proceeds of this offering are placed in a restricted account and pledged as collateral for the stated value, dividends and fees related to the Series A that has not been converted or redeemed.

Stock Options

The Company has adopted only the disclosure provision of SFAS No. 123, “Accounting for Stock Based Compensation”, as it relates to employee awards. Accounting Principles Board Opinion No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings (loss) per common share, if the Company had elected to account for its plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$(21,812)	$70,038	$13,624	$(41,856)
Pro forma	$(41,463)	$47,423	$13,624	$(41,856)
Net income (loss) per common share:
Basic income (loss) per share:
As reported	$—	$0.01	$—	$(0.01)
Pro forma	$—	$—	$—	$(0.01)
Diluted income (loss) per share:
As reported	$—	$—	$—	$—
Pro forma	$—	$—	$—	$—

Note 4-Related Party Transactions

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

Geopharma, Inc. (“Geopharma”), formerly Innovative Companies, Inc., a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and a Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and six months ended June 30, 2004 and June 30, 2003, there were no sales of products to Geopharma or its subsidiaries. Purchases of products from subsidiaries of Geopharma were approximately $88,603 and $228,513, respectively, for the three and six months ended June 30, 2004 and approximately $228,737 and $295,033, respectively, for the three and six months ended June 30, 2003. As of June 30, 2004 and 2003, approximately $123,032 and $150,050, respectively, were due to subsidiaries of Geopharma and are included in obligations to affiliates.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and was a principal stockholder of the Company until June 26, 2004, at which time Dynamic distributed approximately 1.2 million shares of its investment in the Company to Dynamic shareholders. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the three and six months ended June 30, 2004 and 2003, there were no purchases from or sales of products to Dynamic or its subsidiaries. For the three and six months ended June 30, 2004, Dynamic charged the Company consulting fees of approximately $2,000 and $6,138, respectively, and for the three and six months ended June 30, 2003, $7,275 and $7,275, respectively, for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of June 30, 2004 and 2003, zero and $6,360, respectively, were due to Dynamic and was included in obligations to affiliates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Selling, general and administrative costs include management and general office compensation, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Three And Six Months Ended June 30, 2004 Compared To Three And Six Months Ended June 30, 2003

Revenues. The Company generated revenues of $729,448 and $1,480,401, respectively, for the three and six months ended June 30, 2004, an increase of $336,076 or 85.7% and $734,063 or 98.4%, compared to $392,742 and $746,338, respectively, for the three and six months ended June 30, 2003. The increase in revenues was primarily attributable to increased marketing efforts with the expansion of the Company’s sales force, which resulted in increases in our customer base, increased distribution and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $407,831 and $786,729, respectively, for the three and six months ended June 30, 2004, an increase of $191,320 or 88.4% and $404,660 or 105.9%, compared to $216,511 and $382,069, respectively, for the three and six months ended June 30, 2003. Gross margin, as a percentage of revenues, increased to 55.9% for the three months ended June 30, 2004, from 55.1% for the three months ended June 30, 2003 and increased to 53.1% for the six months ended June 30, 2004, from 51.2% for the six months ended June 30, 2003. The increase in gross margin was primarily attributable to an increase in purchase volume discounts.

Operating expenses. The Company incurred operating expenses of $404,303 and $711,400, respectively, for the three and six months ended June 30, 2004, an increase of $213,853 or 112.3% and $343,140 or 93.0%, compared to $190,450 and $368,260 for the three and six months ended June 30, 2003. The increase is primarily attributable to an increase in salaries and related payroll expenses, telephone, travel and insurance expense, primarily associated with the Company’s increased sales staff, as well as an increase in public relation and legal fees.

Interest income. Interest income was $4,185 and $4,185, respectively, for the three and six months ended June 30, 2004, compared to zero and $57, respectively, for the three and six months ended June 30, 2003. The increase was a result of interest income associated with restricted cash.

Interest expense. Interest expense was $6,511 and $14,034, respectively, for the three and six months ended June 30, 2004, compared to $6,790 and $15,315, respectively, for the three and six months ended June 30, 2003. The decrease in interest expense was primarily a result of increases in principal payments on outstanding debt.

Income taxes. The Company had no income tax provision for the three and six months ended June 30, 2004 and 2003. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends on the Company’s Series A 10% cumulative convertible preferred stock were $24,263 and $48,259, respectively, for the three and six months ended June 30, 2003, and zero for the three and six months ended June 30, 2004.

For the three and six months ended June 30, 2004, preferred stock dividends were $23,014 and $23,014, respectively, and were associated with the newly issued Series A Preferred Stock of Vertical Health Ventures, Inc.

Net income (loss) per share. Net income per share for the three and six months ended June 30, 2004 was zero and $0.01, respectively, compared to net loss per share of zero and $0.01, respectively, for the three and six months ended June 30, 2003. The increase in net income per share for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, was primarily a result of in an increase in the Company’s operating income of $61,520.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended June 30, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $49,191 and restricted cash of $3,802,185 and working capital of $3,845,351 at June 30, 2004, compared to cash of $72,499 and a working capital deficit of $175,877 at December 31, 2003.

Net cash provided by operating activities was $28,307 for the six months ended June 30, 2004, as compared to net cash used in operating activities of $101,225 for the six months ended June 30, 2003. The cash provided was primarily attributable to net income adjusted for a decrease in inventories, net, of $90,177, a decrease of prepaid expenses of $13,907, an increase in other payables of $4,315 and an increase in accrued expenses of $18,026, partially offset by an increase in accounts receivable, net, of $84,879, an increase in other current assets of $415, a decrease in amounts due to/from affiliates, net, of $138,182, an increase in other assets of $1,355, a decrease in accounts payable of $24,970 and a decrease in amounts due to related parties of $22,877.

Net cash used in investing activities was $19,853, representing purchases of property and equipment of $17,103 and an increase in intangible assets of $2,750.

Net cash provided by financing activities was $3,770,423, representing the net change in credit line payable of $50,000, proceeds from the issuance of convertible preferred stock of $3,783,000, proceeds from the issuance of long-term obligations of $10,048, partially offset by payments of long-term obligations of $49,107 and payments of related party notes payable of $23,518. The net proceeds of the convertible preferred sock sale were placed in a restricted account and pledged as collateral for the stated value, dividends and fees related to the Series A that has not been converted or redeemed.

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

In May 2004, the Company issued 3,700 shares of restricted common stock to an unrelated party in payment of an outstanding obligation of $3,793.

On May 27, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), under which the Company issued and sold to Laurus in a private placement (i) $4,000,000 of Series A Cumulative Convertible Preferred Stock of its wholly-owned subsidiary, Vertical Health Ventures, Inc., that is convertible into shares of common stock of the Company (the “Series A”), and (ii) warrants to purchase 820,000 shares of the Company’s common stock at a price equal to $1.87 per share, exercisable until May 27, 2011 (the “Series A Warrants”).

The stated value of the Series A is $4,000,000. The Series A pays dividends at the rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). Dividends on the Series A are payable monthly commencing December 1, 2004 (accruing from May 27, 2004), and may be paid, at the investor’s option, in (i) cash at a 2% premium, or (ii) shares of Company common stock (but subject to the conversion requirements discussed below). If paid in shares of Company common stock the number of shares to be issued shall equal the total amount due, divided by $1.67 (107% of the average closing price of the common stock for the ten trading days immediately prior to the issuance date of the Series A). If the average closing price of the Company’s common stock for five consecutive trading days is greater than $1.92 (115% of the conversion price), Laurus is required to convert their Series A into an amount equal to the lesser of (i) 20% of the aggregate dollar trading volume of the common stock for such five consecutive trading days, or (ii) all of the Series A then outstanding. The Company may only make one such conversion demand every month. The holder shall not be entitled to convert any amount which would result in the holder being the beneficial owner of more than 4.99% of the Company’s common stock, unless 75 days’ prior notice is given to the Company or the Company is in default of its obligations.

The net proceeds of this offering are placed in a restricted account and pledged as collateral for the stated value, dividends and fees related to the Series A that has not been converted or redeemed.

Item 3. CONTROLS AND PROCEDURES.

As of June 30, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In May 2004, the Company issued 3,700 shares of restricted common stock to an unrelated party in payment of an outstanding obligation of $3,793.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

On May 27, 2004, the Company entered into a Securities Purchase Agreement with Laurus, under which the Company issued and sold to Laurus in a private placement (i) $4,000,000 of Series A of its wholly-owned subsidiary, Vertical Health Ventures, Inc., that is convertible into shares of common stock of the Company, and (ii) Series A Warrants to purchase 820,000 shares of the Company’s common stock at a price equal to $1.87 per share, exercisable until May 27, 2011.

The stated value of the Series A is $4,000,000. The Series A pays dividends at the rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). Dividends on the Series A are payable monthly commencing December 1, 2004 (accruing from May 27, 2004), and may be paid, at the investor’s option, in (i) cash at a 2% premium, or (ii) shares of Company common stock (but subject to the conversion requirements discussed below). If paid in shares of Company common stock the number of shares to be issued shall equal the total amount due, divided by $1.67 (107% of the average closing price of the common stock for the ten trading days immediately prior to the issuance date of the Series A). If the average closing price of the Company’s common stock for five consecutive trading days is greater than $1.92 (115% of the conversion price), Laurus is required to convert their Series A into an amount equal to the lesser of (i) 20% of the aggregate dollar trading volume of the common stock for such five consecutive trading days, or (ii) all of the Series A then outstanding. The Company may only make one such conversion demand every month. The holder shall not be entitled to convert any amount which would result in the holder being the beneficial owner of more than 4.99% of the Company’s common stock, unless 75 days’ prior notice is given to the Company or the Company is in default of its obligations.

The net proceeds of this offering are placed in a restricted account and pledged as collateral for the stated value, dividends and fees related to the Series A that has not been converted or redeemed.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Subsidiary Certificate of Designation for the Series A Convertible Preferred Stock.(1)

10.1	Securities Purchase Agreement dated as of May 27, 2004.(1)

10.2	Registration Rights Agreement dated as of May 27, 2004.(1)

10.3	Form of Common Stock Purchase Warrant dated as of May 27, 2004.(1)

10.4	Stock Pledge Agreement dated May 27, 2004.(1)

10.5	Subsidiary Guarantee dated May 27, 2004.(1)

10.6	Series A Bank Escrow Agreement dated May 27, 2004.(1)

10.7	Subsidiary Account Side Letter dated May 27, 2004.(1)

10.8	Restricted Account Agreement dated May 27, 2004.(1)

31.1	Certification Of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, file number 0001-31275, filed in Washington, D.C. on June 4, 2004.

(b) Reports on Form 8-K.

During the quarterly period ended June 30, 2004, the Company filed one report on Form 8-K.

Form 8-K filed on June 4, 2004, with respect to a Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: August 20, 2004	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive
Officer and Chief Financial Officer