Form 10QSB
period 2004-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2004-11-19
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of November 16, was 13,876,931.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2004	December 30, 2003
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$58,422	$72,499
Cash, restricted	3,815,626	0
Receivables - trade, net	212,218	134,762
Inventory	426,791	377,925
Prepaid expenses	20,662	26,535
Other current assets	75,835	275
Due from affiliate	7,155	2,024

Total current assets	4,616,709	614,020

Property and equipment, net	58,047	45,847
Other assets	49,255	5,758
Intangible assets, net	2,845	—

Total assets	$4,726,856	$665,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$272,209	$247,738
Other payables	6,356	5,435
Credit line payable	150,000	—
Current portion of long-term obligations	96,608	105,059
Accrued expenses	72,362	41,207
Accrued preferred stock dividends	108,944	—
Obligations to affiliates	87,813	270,791
Notes payable - related parties	60,494	96,172
Amounts due to related parties	6,910	23,495

Total current liabilities	861,696	789,897

Long-term debt and lease obligations, less current portion	69,708	121,159

Total liabilities	931,404	911,056

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Cumulative Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; 4,000,000 and no shares issued and outstanding, respectively	40,000
Common stock, $.001 par value, 48,000,000 shares authorized; 13,723,075 shares issued and outstanding	13,723	13,709
Additional paid in capital	14,095,011	1,168,731
Accumulated (deficit)	(10,353,282)	(1,427,871)

Total stockholders’ equity (deficit)	3,795,452	(245,431)

Total liabilities and stockholders’ equity (deficit)	$4,726,856	$665,625

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$794,168	$577,248	$2,274,569	$1,323,586

Cost of goods sold	389,551	326,230	1,083,223	690,499

Gross profit	404,616	251,018	1,191,346	633,087

Operating expenses:
Selling, general and administrative expenses	434,781	244,954	1,146,182	613,214

Total operating expenses	434,781	244,954	1,146,182	613,214

Operating income (loss) before other income and expense	(30,165)	6,064	45,164	19,873

Other income (expense):
Interest income	13,440	—	17,626	57
Other income and expenses, net	12,754	8,118	40,325	29,367
(Loss) on disposition of property and equipment	—	—	—	(13,397)
Interest expense	(6,268)	(6,968)	(20,302)	(22,283)

Total other income (expense)	19,926	1,150	37,649	(6,256)

Income (loss) before income taxes	(10,239)	7,214	82,813	13,617
Income taxes	—	—	—	—

Net income (loss)	(10,239)	7,214	82,813	13,617

Preferred dividends	85,931	24,529	108,944	72,788

Net income (loss) available to common stockholders	$(96,170)	$(17,315)	$(26,131)	$(59,171)

Net income (loss) per share	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	13,720,249	8,051,620	13,715,025	8,051,620

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Dollars	Shares	Dollars
Balances at December 31, 2003 (Audited)	—	$—	13,709,375	$13,709	$1,168,731	$(1,427,871)	$(245,431)
Issuance of common stock in payment of an outstanding obligation of $3,793	—	—	3,700	4	3,789	—	3,793
Issuance of common stock in payment of surety bond			10,000	10	9,990		10,000
Issuance of Series A cumulative preferred stock - including renegotiation of price	4,000,000	40,000	—	—	6,234,626	(2,491,626)	3,783,000
Amended exercise price of prior issuance of warrants					6,407,654	(6,407,654)
Issuance of stock options for services					270,221		270,221
Net income	—	—	—	—	—	82,813	82,813
Preferred stock dividends	—	—	—	—	—	(108,944)	(108,944)

Balances at September 30, 2004 (Unaudited)	4,000,000	$40,000	13,723,075	$13,723	$14,095,011	$(10,353,282)	$3,795,452

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$82,813	$13,617

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued for surety bond	10,000
Depreciation and amortization	14,081	6,660
Loss on disposition and sale of equipment	—	13,397
Amortization of deferred consulting fees	152,159
Changes in operating assets and liabilities:
Accounts receivable, net	(77,456)	(31,862)
Inventories, net	(48,866)	(124,446)
Prepaid expenses	3,723	(11,751)
Other current assets	(996)	1,408
Due to/from affiliates, net	(188,109)	(115,050)
Other assets	(1,355)	(56,999)
Accounts payable	20,708	37,481
Other payables	921	(7,429)
Accrued expenses	31,155	100,096
Due to related parties	(16,585)	76,205

Net cash used in operating activities	(17,807)	(98,673)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	10,000
Purchases of property and equipment	(25,021)	(12,260)
Increase in other assets	(2,750)	2,056

Net cash used in investing activities	(27,771)	(204)

Cash flows from financing activities:
Payments of liabilities with common stock	3,763
Net change in credit line payable	150,000	(45,000)
Proceeds from issuance of convertible preferred stock	3,783,000	—
Proceeds from issuance of long-term obligations	10,048	17,486
Payments of long-term obligations	(64,006)
Payment of related party notes payable	(35,678)	(36,978)
Proceeds from issuance of common stock	—	204,000
Payments of offering costs	—	(57,697)

Net cash provided by financing activities	3,847,127	81,811

Net (increase) decrease in cash	3,801,549	(17,066)

Cash at beginning of period	72,499	128,069

Cash at end of period	$3,874,048	$111,003

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest	$17,423	$22,283

Cash paid during the quarter for income taxes	$0	$0

Supplemental schedule of non-cash financing activities:
Accrual of preferred stock dividends	$108,944	$72,788
Stock for surety bond	10,000	0
Stock for accounts payable	3,763	0

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended September 30, 2003 to conform to the presentation as of and for the three and nine months ended September 30, 2004.

Restatements

The financial statements as of and for the three and nine months ended September 30, 2003 have been restated, and unless otherwise noted, all information presented has been adjusted to retroactively reflect the five-for-one forward split of the Company’s common stock in November 2003.

Note 2-Principles Of Consolidation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 include the accounts of Vertical Health Solutions, Inc. and its principally wholly-owned subsidiaries (the “Company”), Labelclick, Inc. and Vertical Health Ventures, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Note 3-Stockholders’ Equity (Deficit)

In July 2004, the Company issued 10,000 shares of restricted common stock to one of the members of the Board of Directors as compensation for posting a $100,000 surety bond on behalf of the Company to maintain it’s wholesale pharmaceutical license in the state of Florida.

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

As of September 17, 2004 the agreement was amended to decrease the stock conversion price from $1.67 per share to $.65 per share. The resulting discount has been calculated and is included in the presentation of the Stockholder’s Equity Section of the enclosed financial statements.

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

	Three Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2004	Three Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$(30,165)	$44,164	$7,214	$13,617

Pro forma	$(63,540)	$(11,826)	$7,214	$13,617

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0	$0	$0	$0

Pro forma	$(.01)	$0	$0	$(.01)

Diluted income (loss) per share:
As reported	$0	$0	$0	$0

Pro forma	$0	$0	$0	$0

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

Geopharma, Inc. (“Geopharma”), formerly Innovative Companies, Inc., a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and a Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and nine months ended September 30, 2004 and September 30, 2003, there were no sales of products to Geopharma or its subsidiaries. Purchases of products from subsidiaries of Geopharma were approximately $225,430 and $520,463 respectively, for the three and nine months ended September 30, 2004 and approximately $147,517 and $442,549, respectively, for the three and nine months ended September 30, 2003. As of September 30, 2004 and 2003, approximately $81,090 and $150,050, respectively, were due to subsidiaries of Geopharma and are included in obligations to affiliates.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and was a principal stockholder of the Company until June 26, 2004, at which time Dynamic distributed approximately 1.2 million shares of its investment in the Company to Dynamic shareholders. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the three and nine months ended September 30, 2004 and 2003, there were no purchases from or sales of products to Dynamic or its subsidiaries. For the three and nine months ended September 30, 2004, Dynamic charged the Company consulting fees for accounting and administrative services of approximately $10,315 and $14,452, respectively, and $7,275 and $8,038 for the three and nine months ended September 30, 2003. The charges were on an hourly basis for services rendered. As of September 30, 2004 and 2003, $0 and $0 respectively, were due to Dynamic and was included in obligations to affiliates.

Note 5-Subsequent Event

On October 31, 2004, Vertical Health Solutions, Inc., through its wholly-owned subsidiary, Drug Depot, Inc. (“Drug Depot”), entered into an agreement with T&L Pharmacies, Inc., a Florida corporation (“T&L Pharmacies”), pursuant to which Drug Depot acquired substantially all of the assets of T&L Pharmacies (other than accounts receivable and cash), effective as of such date. T&L Pharmacies is a Largo, Florida retail and compounding pharmacy which does business under the name Advanced Pharmacy Solutions. The purchase price for such assets consisted of (i) $215,000, (ii) an additional approximate amount of $56,500 in payment of the value of fixed assets and inventory; and (iii) a promissory note in the amount of $215,000, with interest at 7% per year, amortizable over 36 months.

Note 6-Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and nonemployee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2004.

The following sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(10,239)	$7,214	$82,813	$13,617
Less preferred stock dividends	85,931	24,529	108,944	72,788
Net income (loss) available to common shareholders	$(96,170)	$(17,315)	$(26,131)	$(59,171)
Denominator:
Weighted average basic shares outstanding	13,720,249	8,051,620	13,715,025	8,051,620
Stock options	5,242,815	—	2,893,933	—
Warrants	1,877,140	—	1,437,213	—
Convertible note	0	—	0	—
Weighted average fully diluted shares outstanding	20,840,204	8,051,620	18,046,171	8,051,620

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

Results of Operations

Three And Nine Months Ended September 30, 2004 Compared To Three And Nine Months Ended September 30, 2003

Revenues. The Company generated revenues of $794,168 and $2,274,569, respectively, for the three and nine months ended September 30, 2004, an increase of $216,740 or 37.5% and $950,983 or 71.8%, compared to $577,428 and $1,323,586, respectively, for the three and nine months ended September 30, 2003. The increase in revenues was primarily attributable to increased distribution, which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $404,616 and $1,191,346, respectively, for the three and nine months ended September 30, 2004, an increase of $153,598 or 61.1% and $558,259 or 88.1%, compared to $251,018 and $633,087, respectively, for the three and nine months ended September 30, 2003. Gross margin, as a percentage of revenues, increased to 50.9% for the three months ended September 30, 2004, from 43.5% for the three months ended September 30, 2003 and increased to 52.4% for the nine months ended September 30, 2004, from 47.8% for the nine months ended September 30, 2003. The increase in gross margin was primarily attributable to an increase in purchase volume discounts.

Operating expenses. The Company incurred operating expenses of $434,781 and $1,146,182, respectively, for the three and nine months ended September 30, 2004, an increase of $189,827 or 77.5% and $532,968 or 86.9%, compared to $244,954 and $613,214 for the three and nine months ended September 30, 2003. The increase is primarily attributable to an increase in salaries and related payroll expenses, telephone, travel and insurance expense, primarily associated with the Company’s increased sales staff, as well as an increase in legal fees.

Interest income. Interest income was $13,440 and $17,626, respectively, for the three and nine months ended September 30, 2004, compared to $0 and $57, respectively, for the three and nine months ended September 30, 2003. The increase was a result of interest income associated with restricted cash.

Interest expense. Interest expense was $6,268 and $20,302, respectively, for the three and nine months ended September 30, 2004, compared to $6,968 and $22,283, respectively, for the three and nine months ended September 30, 2003. The decrease in interest expense was primarily a result of increases in principal payments on outstanding debt.

Income taxes. The Company had no income tax provision for the three and nine months ended September 30, 2004 and 2003. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends on the Company’s Series A 10% cumulative convertible preferred stock were $24,259 and $72,788, respectively, for the three and nine months ended September 30, 2003, and zero for the three and nine months ended September 30, 2004.

The Series A cumulative convertible preferred stock dividends were $85,931 and $108,944, respectively for the three and nine months ended September 30, 2004 and zero for the three and nine months ended September 30, 2003.

Net income (loss) per share. Net income (loss) per share for the three and nine months ended September 30, 2004 was $(.01) and $0, respectively, compared to net loss per share of $0.00 and $0.01, respectively, for the three and nine months ended September 30, 2003.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended September 30, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $58,422 and restricted cash of $3,815,626 and working capital of $3,755,013 at September 30, 2004, compared to cash of $72,499 and a working capital deficit of $175,877 at December 31, 2003.

Net cash used in operating activities was $17,807 for the nine months ended September 30, 2004, as compared to net cash used in operating activities of $98,673 for the nine months ended September 30, 2003. The cash used was primarily attributable to net income adjusted for an increase in accounts receivable of $77,456 and inventories of $48,866 as well as the payments of trade amounts due to affiliated suppliers $188,109 and other payments of debt to related parties of $16,585 and offset by an increase in the amount due to other trade vendors $20,708 and accrued expenses of $31,155 and a decrease in prepaid expenses of $3,723.

Net cash used in investing activities was $27,771, representing purchases of property and equipment of $25,501 an increase in intangible assets of $2,750.

Net cash provided by financing activities was $3,847,127, representing the net change in credit line payable of $150,000, proceeds from the issuance of convertible preferred stock of

$3,783,000, proceeds from the issuance of long-term obligations of $10,048, partially offset by payments of long-term obligations of $64,006 and payments of related party notes payable of $35,678. The net proceeds of the convertible preferred stock sale were placed in a restricted account and pledged as collateral for the stated value, dividends and fees related to the Series A that has not been converted or redeemed.

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

The net proceeds of this offering were placed in a restricted account and pledged as collateral for the stated value, dividends and fees related to the Series A that has not been converted or redeemed. As of September 17, 2004 the agreement was amended to decrease the stock conversion price from $1.67 per share to $.65 per share. The resulting discount has been calculated and is included in the presentation of the Stockholder’s Equity Section of the enclosed financial statements.

Item 3. CONTROLS AND PROCEDURES.

As of September 30, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2004, the Company entered into a Securities Purchase Agreement with Laurus, under which the Company issued and sold to Laurus in a private placement (i) $4,000,000 of Series A Cumulative Convertible Preferred Stock of its wholly-owned subsidiary, Vertical Health Ventures, Inc., that is convertible into shares of common stock of the Company, and (ii) warrants to purchase 820,000 shares of the Company’s common stock at a price equal to $1.87 per share, exercisable until May 27, 2011. The transaction is more fully described under Management’s Discussion and Analysis of Financial Condition.

In July 2004, the Company issued 10,000 shares of restricted common stock to one of the members of the Board of Directors as compensation for posting a $100,000 surety bond on behalf of the Company to maintain it’s wholesale pharmaceutical license in the state of Florida.

In May 2004, the Company issued 3,700 shares of restricted common stock to an unrelated party in payment of an outstanding obligation of $3,793.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Subsidiary Certificate of Designation for the Series A Convertible Preferred Stock.(1)

10.1	Securities Purchase Agreement dated as of May 27, 2004.(1)

10.2	Registration Rights Agreement dated as of May 27, 2004.(1)

10.3	Form of Common Stock Purchase Warrant dated as of May 27, 2004.(1)

10.4	Stock Pledge Agreement dated May 27, 2004.(1)

10.5	Subsidiary Guarantee dated May 27, 2004.(1)

10.6	Series A Bank Escrow Agreement dated May 27, 2004.(1)

10.7	Subsidiary Account Side Letter dated May 27, 2004.(1)

10.8	Restricted Account Agreement dated May 27, 2004.(1)

10.9	Lease between Drug Depot, Inc. and 2595 Tampa Road L.L.C., dated as of October 1, 2004

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 4, 2004.

(b) Reports on Form 8-K.

During the quarterly period ended September 30, 2004, the Company filed two reports on Form 8-K.

Form 8-K filed on October 6, 2004, relating to financing appointment of Thaddeus J. Shalek as Chief Financial Officer.

Form 8-K filed on October 31, 2004, with respect to the acquisition of T & L Pharmacies, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: November 18, 2004	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive
Officer

	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek,
Chief Financial Officer