Form 10KSB
period 2004-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2005-03-31
CIK 1163332

10KSB 1 d10ksb.htm FORM 10-KSB FOR DECEMBER 31, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Issuer’s revenues for its most recent fiscal year were $3,283,946.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $1,302,600 based upon the last reported trade of the stock, which was 2,571 on March 29, 2005 at $.35 per share.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of March 29, 2005 was 13,876,931.

PART I

Item 1. BUSINESS.

General

The Company, through its wholly-owned subsidiaries, develops, markets and distributes customized private label supplements and health products to veterinarians in the companion animal sector which consists of canine, feline, equine and numerous other household pets, and to a lesser extent, other veterinary distributors. The company is also a licensed wholesale distributor of veterinary pharmaceuticals to veterinary clinics. Additionally, the Company operates a Florida retail and veterinary compounding pharmacy.

Vertical Health Solutions, Inc., was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. and formed a new subsidiary called LabelClick, Inc. d/b/a Vitality Systems, through which we operate. The Company’s executive offices are located at 855 Dunbar Ave., Oldsmar, Florida 34677 and its telephone number is (727) 548-8345. References in this Annual Report on Form 10-KSB refer to Vertical Health Solutions, Inc. and, as applicable, its subsidiaries as the “Company” or “Vertical”, unless the context otherwise requires.

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

We do not manufacture any of the products we sell. We subcontract on a purchase order basis with a number of manufacturers (including Geopharma, Inc., an affiliate of ours, from which we purchased 40.0% of our goods during 2004) to provide high quality animal health supplements and animal healthcare products for our private label program. We do not enter into contracts with the manufacturers, as is customary in our industry. For quality control purposes, we may source and purchase the raw materials used for the production of our proprietary products and send them directly to the manufacturer. In other cases, the manufacturer provides the raw materials for the products. In each case, prior to manufacturing, each ingredient is analyzed by the manufacturer to ascertain the accuracy of the Certificate of Analysis data provided by the raw materials suppliers prior to the use in our formulations. Each manufacturing facility with which we subcontract is registered with the United States Food and Drug Administration. For larger orders, the subcontractors will apply the private labels we produce. For smaller orders, it is more economical for Vertical to complete this task once the manufactured products are returned to our distribution center in their containers.

At the present time, we do not engage in traditional research and development activities. As our business and product lines continue to expand and the demands of our customers grow, we anticipate that such activities will be undertaken in order to more effectively compete.

Marketing and Sales

In the fiscal year ended December 31, 2004, approximately 39 percent of our total sales were to veterinary clinics and approximately 61 percent were to distributors. Our geographical market is defined as the continental United States, however initial concentration has been on accounts in the southeast, southwest and northwest region of the United States.

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

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company fulfills the sales orders on a turn-around time of between one to two days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At December 31, 2004, the Company had no backlog sales orders.

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

Our Pharmacy Operations

Our pharmacy, Drug Depot, Inc., d/b/a APS Pharmacy, provides specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector and retail fulfillment of prescriptions to the retail public. APS Pharmacy customizes companion animal medications in a variety of strengths, sizes, dosage forms and flavors based on veterinary and patient requirements.

Drug Depot, Inc. began operations on November 1, 2004 through the acquisition of the operating assets and operations of T & L Pharmacies, Inc.

Marketing and Sales

During the fiscal year ended December 31, 2004, approximately 60.4% of our sales were to customers of the companion animal sector. Our geographical market is defined as the continental United States, however initial concentration has been on customers in the southeast and southwest regions of the United States.

Drug Depot, Inc. utilizes a combination of inside sales and fax advertising for its sales and marketing efforts. All of Drug Depot, Inc.’s sales efforts focus on retaining the current customer sales base and developing new customers.

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

Dispensing prescription medications is governed at the state level by the board of pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed by the Florida Board of Pharmacy. Our license is valid until February 28, 2007. We are also licensed and/or regulated by other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated hereunder. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to veterinarians could cease, which could have a material adverse effect on our operations.

Employees

As of December 31, 2004, the Company had 17 full-time employees. Of such employees, six were engaged in marketing and sales, three were devoted to warehousing and distribution, one was devoted to graphics and database administration, three employees operated the pharmacy and four were responsible for management and administration. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Our pharmacy operations are subject to extensive regulations and failure to comply with those regulations could result in severe penalties and damage to our brand.

We are subject to extensive federal, state and local licensing and registration laws and regulations with respect to our business, including our pharmacy and franchise operations and the pharmacists we employ. Regulations in these areas often involve subjective interpretation and we do not know if our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. While we believe we have satisfied our licensing and registration requirements and continue to actively monitor our compliance with these requirements, we cannot ensure you that such monitoring will be adequate to achieve full compliance. Violations of any of these regulations could result in various penalties, including suspension or revocation of our licenses or registrations, and seizure of our inventory or monetary fines, any of which could adversely affect our operations and damage our brand.

We also are subject to requirements under the Controlled Substances Act and Federal Drug Enforcement Agency regulations, as well as state and local laws and regulations related to our pharmacy operations such as registration, security, record keeping and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs and certain over-the-counter drugs.

Under the Food, Drug & Cosmetic Act of 1938, the distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited. Violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions. We also are required to comply with the Dietary Supplement Health and Education Act when selling dietary supplements and vitamins.

In addition, our pharmacy compounding services are subject to Food and Drug Administration regulation. The Food and Drug Administration also regulates drug advertising and promotion, including direct-to-patient advertising, done by or on behalf of manufacturers and marketers. If we expand our product and service offerings, more of our products and services will likely be subject to Food and Drug Administration regulation. Failure to comply with these regulations could result in significant penalties which may be material. We also are subject to federal statutes and state legislation that prohibit the offer, payment, solicitation, or receipt of any remuneration directly or indirectly in exchange for, or intended to induce, the referral of patients or the sale or purchase of services and supplies covered by certain governmental programs (Anti-Kickback Laws). We also are subject to the Ethics in Patient Referrals Act of 1989, commonly referred to as “Stark Law,” which prohibits the billing of federally-funded health care programs for certain health care services provided by entities with which the referring physician has certain financial arrangements. Violations of these laws are punishable by civil sanctions, including significant monetary penalties and exclusion from participation in the Medicare and Medicaid programs, and criminal sanctions in the case of the Anti-Kickback Law. Due to the breadth and complexity of these laws, there can be no assurance that we, any of our personnel, or any of our significant customers or business partners, will not become subject to sanctions that could have a material adverse effect on our business, financial condition and results of operations. Additionally, the sanctioning or exclusion of a manufacturer or recipient of our products or services, even for activities unrelated to us, could also have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the Omnibus Budget and Reconciliation Act of 1990 and similar state and local laws and regulations, our pharmacists are required to offer counseling to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant by our pharmacists. In the event that our pharmacists provide erroneous or misleading information to our customers, we may be subject to liability or negative publicity that could have an adverse impact on our business. Although we carry general, professional and product liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

The Health Insurance Portability and Accountability Act of 1996, and regulations promulgated thereunder (collectively “HIPAA”), require health care providers like us to comply with specified standards for electronic billing and other transactions and to adopt and comply with policies and procedures to protect the security and privacy of an individual’s protected health information consistent with HIPAA requirements, and prohibit the use or dissemination of an individual’s protected health information without the individual’s consent. There are significant civil monetary and criminal penalties for failure to comply.

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

Concentration of Customers. For the year ended December 31, 2004, 39.5% of consolidated revenues were received from two customers, representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

Key Personnel. As a small company with only seventeen employees, the Company’s success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

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

Control by Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 73% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

Exposure to Natural Disasters. The Company’s facility is located in the greater Tampa Bay, Florida area, which is prone to hurricanes. The Company’s business could be adversely affected should its ability to distribute products be impacted by such event.

There are a Large Number of Shares Underlying our Warrants and Series A Preferred Stock that may be Available for Future Sale and the Sale of these Shares may Depress the Market Price of our Common Stock. As of March 28, 2005, we had outstanding warrants to purchase 820,000 shares of our common stock at a price of $1.87 per share, and there was outstanding Series A Preferred Stock of Vertical Health Ventures, Inc. that is convertible into up to 7,594,936 shares of our common stock. The sale of these shares may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of our Convertible Securities and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to our Existing Stockholders. The issuance of shares upon conversion of our convertible securities and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert their Series A Preferred Stock and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

Item 2. DESCRIPTION OF PROPERTY.

Effective March 1, 2003, Labelclick, Inc. entered into a three year lease of approximately 4,600 square feet of office and warehouse space for its executive offices and its operations in Oldsmar, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The lease contains an option to continue for two years after March 1, 2006 through February 28, 2008, unless terminated earlier. The rental under the lease is $19,200 annually.

Effective October 1, 2004, Drug Depot, Inc. entered into a two year lease of approximately 3,000 square feet of office and retail space for its operations in Palm Harbor, Florida. The lease contains three consecutive one-year renewal options to continue the lease after the expiration of the original lease on October 31, 2006 unless terminated earlier. The rental under the lease is $28,800 annually.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of December 31, 2004, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $71,197.

Item 3. LEGAL PROCEEDINGS.

The Company is not currently a party to any legal proceedings, which it believes will have a material adverse affect on its results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Securities

In October 2003, the Company filed Form 211, under the U.S. Securities and Exchange Commission Rule 15c2-11, to apply with NASD Regulation for listing of its common stock and warrants on the OTC Bulletin Board. In January 2004, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “VHSL”. There is a limited trading market for the Company’s stock, therefore historical price information is limited. High and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
March 31, 2004	$1.25	$0.40
June 30, 2004	1.75	0.70
September 30, 2004	1.57	0.60
December 31, 2004	$0.88	$0.41

As of December 31, 2004, there were approximately 253 stockholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities On May 27, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), under which we issued and sold to Laurus in a private placement (i) $4,000,000 of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) of our wholly-owned subsidiary, Vertical Health Ventures, Inc., that is convertible into shares of our common stock, and (ii) a warrant to purchase 820,000 shares of our common stock. This agreement was amended on September 17, 2004.

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

Overview

The Company, primarily, derives its revenues from developing, packaging and wholesaling a wide variety of private labeled nutriceutical veterinary products and certain pharmaceuticals. Revenues are billed and recognized as product is shipped, net of discounts, allowances, returns and credits.

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

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues. The Company generated revenues of $3,283,946 for the year ended December 31, 2004, an increase of $1,241,789 or 60.8%, compared to $2,042,157 for the year ended December 31, 2003. The increase in revenues was primarily attributable to increased marketing efforts,, increased distribution and the addition of the operations of APS Pharmacy which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $1,931,643 for the year ended December 31, 2004, an increase of $1,013,559 or 110.4%, compared to $918,084 for the year ended December 31, 2003. Gross margin, as a percentage of revenues, increased from 44.9 % for the year ended December 31, 2003 to 58.8% for the year ended December 31, 2004. The increase in gross margin was primarily due to a decrease in production costs and an increase in volume purchase discounts.

Operating expenses. The Company incurred operating expenses of $1,958,132 for the year ended December 31, 2004, an increase of $1,049,601 or 115.5%, compared to $908,531 for the year ended December 31, 2003. The increase was primarily attributable to an increase in payroll due to the addition of staff, related payroll expenses, advertising, consulting fees, insurance, travel, professional fees, telephone and travel associated with the increase in sales volume.

Interest expense, net of interest income. Interest expense, net of interest income was $408 for the year ended December 31, 2004, compared to $29,227 for the year ended December 31, 2003. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding obligations and the issuance of the Company preferred stock.

Income taxes. The Company had no income tax provision for the years ended December 31, 2004 and 2004, due to the use of the net operating loss carryforward from prior years against 2004 income and a net operating loss during 2003. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s preferred stock were $155,419 for the year ended December 31, 2004, compared to $72,788 for the year ended December 31, 2003. The increase was due to the issuance of the preferred stock by our wholly owned subsidiary, Vertical Health Ventures, Inc. during 2004.

Net income (loss) per share. Net loss per share was $.01 for the year ended December 31, 2004, compared to net loss per share of $.01 for the year ended December 31, 2003.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $34,320 and a working capital deficit of $387,872 at December 31, 2004, compared to cash of $72,499 and a working capital deficit of $175,877 at December 31, 2003.

Net cash used in operating activities was $109,658 for the year ended December 31, 2004, as compared to net cash used in operating activities of $112,785 for the year ended December 31, 2003. The usage of cash was primarily attributable to the increase in accounts receivable of $259,933 , an increase in inventories of $38,083 , an increase in prepaid expenses of $3,532 , a decrease in other current assets of $16,016, a decrease in the amounts due to affiliates $133,167, decrease in other assets of $24,203, offset, in part by the net income, an increase in accounts payable of $94,895 and an increase in accrued expenses of $16,683, and an increase in amounts due to related parties of $48,628.

Net cash used in investing activities was $258,848, representing the purchases of property and equipment of $26,469 and Goodwill of $232,379 in the acquisition of our pharmacy business.

Net cash provided by financing activities was $330,327, primarily represented by an increase in the line of credit in the amount of $365,000, proceeds from the issuance of convertible preferred stock of 100,000, a decrease in notes payable to related parties in the amount of $53,498, offset by payments of long-term obligations of $81,175.

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

See consolidated financial statements following Item of this Annual Report on Form 10-KSB.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material market risk sensitive financial instruments.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8a. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken except as disclosed.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	38	Chief Executive Officer, Director	2000
Brian T. Nugent	30	Chief Operating Officer, President and Director	2001
Thaddeus J. Shalek	55	Chief Financial Officer
Jugal K. Taneja	61	Consultant and Director	2000
Alfred Lehmkuhl	73	Director	2002
Patrick Sheppard	57	Director	2002

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

Background of Executive Officers and Directors

Stephen M. Watters has served as a director and as the Company’s Chief Executive Officer since its inception and our Chief Financial Officer from August 2002 through October 2004. Mr. Watters has also served as Chief Executive Officer and Secretary of Labelclick, Inc. since its inception. Prior to working with us, Mr. Watters was the Co-founder, Chief Executive Officer and President, of Drugmax, Inc., from September 1998 until August 2000. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. From September through November 1998, Mr. Watters served as Vice President of Finance of Dynamic Health Products, Inc., a publicly-held nutraceutical products company. Prior to that, he worked in the investment banking and brokerage businesses from April 1992 to September 1998. He received his Executive Masters of Business Administration degree from Case Western Reserve University in 1997.

Brian Nugent has served as our President and Chief Operating Officer since April, 2001. Mr. Nugent has also served as President and Treasurer of Labelclick, Inc. since its inception and also President of Drug Depot, Inc., our wholly owned specialty pharmacy located in Palm Harbor, Florida since inception. Prior to joining Vertical Health Solutions, Inc., Mr. Nugent spent three years working in management for the Tampa Bay Buccaneers of the National Football League where he was responsible for establishing business relationships and managing daily operations. He received his Bachelors of Science in Multi-National Business Operations from the Florida State University in 1997.

Ted Shalek, CPA/CVA has served as the Company’s Chief Financial Officer since October 2004 and the Treasurer of Drug Depot, Inc., since inception. Mr. Shalek has more than 30 years of tax and accounting experience. From November 1985 until October 2004, Ted was president of his own accounting and business financial consulting firm, concentrating in tax preparation, auditing, planning and negotiating financing, merger/acquisition planning and investigation, and business valuations. From April 1979 until November 1985 Ted worked as a tax partner with McManamon, Shalek & Co. CPA’s in Rocky River, Ohio, and prior to that time, as a manager for Cooper & Lybrand (now PriceWaterhouseCoopers). He was a part-time instructor of business taxation & financial accounting at Cuyahoga Community College in Cleveland, Ohio from May 2000 until May 2004. Ted has served as an arbitrator for the NASD since 1984. Ted is a member of several professional organizations, including the American Institute of Certified Public Accountants and National Association of Certified Business Valuation Analysts. Ted received his Bachelor’s of Science in Business Administration with a major in Accounting from John Carroll University, Cleveland, Ohio.

Jugal K. Taneja has served as a director of the Company since its inception and as a consultant to the Company since March 2000. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Co-Chairman of the Board of DrugMax, Inc., and from October 2000 to November 2004 served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as Chairman and a director of Geopharma, Inc., a publicly-held nutraceutical products company. He has also served as the Dynamic Health Product’s Chairman of the Board since 1992. Until June 1998 and from November 1999 until February 2002, he also served as the Company’s Chief Executive Officer. Dynamic Health is a publicly-held company that markets and distributes health and beauty products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

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

Alfred F. Lehmkuhl has been a Director since May 2002. Since June 1988, he has been Chief Executive Officer of Seven Limers, Inc., an agricultural equipment and supply company, and KAS Trucking, Inc., a regulated common carrier trucking company. He served as President and Chief Executive Officer of Horn’s Crop Service, Inc., an agricultural supply company from September 1984 to December 1993. Mr. Lehmkuhl holds a Bachelor of Science degree in Animal Nutrition from The Ohio State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, 5, and amendments thereto, furnished to the Company during fiscal year 2003 and 2004, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2004.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Annual Compensation						Long-Term Compensation
							Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (shares)	Securities Underlying Options / SARs (#) (1)(2)	LTIP Payouts ($)	All Other Compensation ($)
Stephen M. Watters (2) Chief Executive Officer	2004 2003 2002	$ $ $	165,000 152,500 152,500	— — —	— — —	— — —	— — —	— — —	— — —
Brian T. Nugent President and Chief Operating Officer (3)	2004 2003 2002	$ $ $	140,000 106,666 —	— — —	— — —	— — —	— — —	— — —	— — —
Thaddeus J. Shalek Chief Financial Officer (4)	2004 2003 2002	$ $ $	26,442 — —	— — —	— — —	— — —	— — —	— — —	— — —
Jugal K. Taneja, Consultant (5)	2004 2003	$ $	103,666 103,666	— —	— —	— —	— —	— —	— —

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.

(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception.
(3)	Mr. Brian Nugent has served as the Company’s President since April 2001.
(4)	Mr. Thaddeus J. Shalek, CPA has served as the Company’s Chief Financial Officer since October, 2004.
(5)	Mr. Jugal K. Taneja has served as a Consultant since March 2000.

During the year ended December 31, 2004, the Company paid each director a fee of $500 for each meeting attended by such director. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

Employment Agreements

We currently maintain employment agreements with Mr. Watters, for his services as our Chief Executive Officer, Mr. Nugent, for his services as our President and Chief Operating Officer, Mr. Shalek, for his services as our Chief Financial Officer and a consulting agreement with Mr. Taneja, one of our Directors. In February 2005, we entered into a new three-year employment agreement with Mr. Watters at an initial annual base salary of $165,000, plus an annual performance bonus and stock options to be determined by the Board of Directors. Also in February 2005, we entered into a new three-year consulting agreement with Mr. Taneja at an initial annual consulting fee of $165,000. In February 2005, we entered into a new three-year employment agreement with Mr. Nugent at an initial annual base salary of $165,000, plus annual performance bonus and stock options to be determined by the Board of Directors. In October 2004, we entered into a three-year employment agreement with Mr. Shalek at an annual base salary of $125,000, plus annual performance bonus and stock options to be determined by the Board of Directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of December 31, 2004 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	5,649,444	38.1%
Common	Brian T. Nugent (4)	1,069,075	7.7%
Common	Jugal K. Taneja(5)	4,115,787	27.7%
Common	Patrick Sheppard(6)	326,675	2.4%
Common	Alfred Lehmkuhl(7)	1,562,395	11.2%
Common	All officers and directors as a group (5 persons)	12,723,376	92.3%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 855 Dunbar, Ave., Oldsmar, FL 34677.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)	Of the shares beneficially owned by Mr. Watters, 1,913,868 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 710,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.
(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife. Also includes 210,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.
(5)	Of the shares beneficially owned by Mr. Taneja, 450,994 shares are owned by Manju Taneja, Mr. Taneja’s wife. 285,720 shares are owned by Carnegie Capital LLC, a company owned and controlled by Mr. Taneja, 553,750 shares are owned by 21st Century Healthcare Fund L.P., a company controlled by Mr. Taneja, and 322,232 shares are owned by Bryan Capital Limited Partnership, a company wholly-owned by Dynamic Health Products, Inc., a public company which is controlled by Mr. Taneja. Mr. Taneja disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 710,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.
(6)	Of the shares beneficially owned by Mr. Sheppard, 50,000 shares are issuable upon exercise of 50,000 options at $1.02 per share. Mr. Sheppard’s beneficial ownership also includes 110,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.
(7)	Of the shares beneficially owned by Mr. Lehmkuhl, 38,100 shares are held by Mr. Lehmkuhl as custodian for each of Joseph J. Zam, Jr. and Katelyn C. Zam, Mr. Lehmkuhl’s grandchildren. Also includes 50,000 shares issuable upon exercise of 50,000 options at $1.02 per share and 110,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2004, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amount of approximately $24,029, with interest at the rate of 9% per annum. In addition, as of December 31, 2004, the Company had an outstanding obligation to Mr. Watters in the amount of approximately $46,254, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of December 31, 2004 and 2003, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer, in the amounts of approximately $2,283 and $2,442, respectively, for working capital advances made to the Company. This obligation is included in the amounts due to related parties.

As of December 31, 2004 and 2003, the Company had an outstanding obligation to Thaddeus J. Shalek, Chief Financial Officer of the Company, in the amounts of approximately $6,608 and $-0-, respectively, for working capital advances made to the Company. This obligation is included in the amounts due to related parties.

As of December 31, 2004, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amount of approximately $24,029, with interest at the rate of 9% per annum.

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

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the year ended December 31, 2004, the Company sold Geopharma $7,040 of raw materials, and purchases of products from subsidiaries of Geopharma were approximately $469,145. As of December 31, 2004, approximately $129,355 was due to subsidiaries of Geopharma and is included in obligations to affiliates and Geopharma owed the Company $7,040.

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

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements.

See consolidated financial statements commencing on page F-1.

(a)(2) Exhibits.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Securities Purchase Agreement dated as of May 27, 2004, filed as Exhibit 4.1 to Form 8-K, filed with the Securities and Exchange Commission on June 4,2004, and incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 27, 2004, filed as Exhibit 4.2 to Form 8-K, filed with the Securities and Exchange Commission on June 4, 2004, and incorporated herein by reference.

4.4	Form of Common Stock Purchase Warrant dated as of May 27, 2004, filed as Exhibit 4.3 to Form 8-K, filed with the Securities and Exchange Commission on June 4, 2004, and incorporated herein by reference.

4.5	Stock Pledge Agreement dated as of May 27, 2004, filed as Exhibit 4.4 to Form 8-K, filed with the Securities and Exchange Commission on June 4, 2004, and incorporated herein by reference.

4.6	Subsidiary Guaranty dated as of May 27, 2004, filed as Exhibit 4.5 to Form 8-K, filed with the Securities and Exchange Commission on June 4, 2004, and incorporated herein by reference.

4.7	Series A Bank Escrow Agreement dated as of May 27, 2004, filed as Exhibit 4.6 to Form 8-K, field with the Securities and Exchange Commission on June 4, 2004, and incorporated herein by reference.

4.8	Restricted Account Side Letter dated as of May 27, 2004, filed as Exhibit 4.7 to Form 8-K, filed with the Securities and Exchange Commission on June 4, 2004, and incorporated herein by reference.

4.9	Restricted Account Agreement dated a of May 27, 2004, filed as Exhibit 4.8 to Form 8-K, filed with the Securities and Exchange Commission on June 4, 2004, and incorporated herein by reference.

4.10	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

4.11	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Employment Agreement with Stephen M. Watters

10.3	Form of Employment Agreement with Brian T. Nugent

10.4	Form of Employment Agreement with Thaddeus J. Shalek, filed as an exhibit to the Company’s Report on Form 8-K dated as of October 6, 2004, and incorporated herein by reference.

10.5	Form of Consulting Agreement with Jugal K. Taneja

10.6	Promissory Note issued to Stephen Watters, dated December 1, 2001*

10.7	Promissory Note issued to Jugal K. Taneja, dated December 1, 2001*

10.8	Stephen Watters warrant agreement*

10.9	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.

21.1	Vertical Health Solutions, Inc. – List of Subsidiaries.

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.

(b) Reports on Form 8-K.

During the three-month period ending December 31, 2004, the Company filed one report on Form 8-K related to the acquisition of the operating assets of T & L Pharmacies, Inc. through the Company’s wholly owned subsidiary, Drug Depot, Inc. d/b/a APS Pharmacy.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, and for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB during such fiscal years, were $26,500 and $15,000, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $25,600 and $15,000 for the years ended December 31, 2004 and 2003, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $0 and $0 for the years ended December 31, 2004 and 2003, respectively.

All Other Fees. For the fiscal year ended December 31, 2003, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 30, 2005	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer,

/s/ Thaddeus J. Shalek, CPA
Thaddeus J. Shalek, CPA

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters Stephen M. Watters	Chief Executive Officer and Director	March 30, 2005

By:	/s/ Brian T. Nugent Brian T. Nugent	President, Chief Operating Officer and Director	March 30, 2005

By:	/s/ Thaddeus J. Shalek Thaddeus J. Shalek	Chief Financial Officer	March 30, 2005

By:	/s/ Jugal K. Taneja Jugal K. Taneja	Consultant and Director	March 30, 2005

By:	/s/ Alfred Lehmkuhl Alfred Lehmkuhl	Director	March 30, 2005

By:	/s/ Patrick Sheppard Patrick Sheppard	Director	March 30, 2005

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vertical Health Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vertical Health Solutions, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related statement of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2004 and 2003 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP

Tampa, Florida

March 25 2005

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash	$34,320	$72,499
Accounts receivable, net	394,695	134,762
Inventories, net	416,008	377,925
Prepaid expenses	30,067	26,535
Other current assets	83,680	275
Due from affiliates	479	2,024

Total current assets	959,249	614,020
Cash, Restricted	3,730,258	—
Property and equipment, net	71,197	45,847
Goodwill	430,000	—
Intangible assets, net of amortization	2,157	—
Other assets	25,856	5,758

Total assets	$5,218,717	$665,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$328,840	$247,738
Other payables	5,457	5,435
Line of credit	365,000	—
Current portion of obligations under capital leases	17,294	23,482
Current portion of long-term obligations	78,845	81,577
Accrued expenses	72,890	41,207
Accrued preferred dividends	155,419	—
Obligations to affiliates	136,079	270,791
Notes payable to related parties	115,175	96,172
Due to related parties	72,123	23,495

Total current liabilities	1,347,122	789,897
Obligations under capital leases	961	2,978
Long-term obligations, less current portion	190,442	118,181

Total liabilities	1,538,525	911,056

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; 3,900,000 and no shares issued and outstanding, respectively	39,000	—
Common stock, $.001 par value, 48,000,000 shares authorized; 13,876,931 and 13,709,375 shares issued and outstanding, respectively	13,877	13,709
Additional paid in capital	9,196,577	1,168,731
Accumulated equity (deficit)	(5,569,262)	(1,427,871)

Total stockholders’ equity (deficit)	3,680,192	(245,431)

Total liabilities and stockholders’ equity (deficit)	$5,218,717	$665,625

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2004 and 2003

	2004	2003
Sales	$3,283,946	$2,042,157

Cost of goods sold	1,352,303	1,124,073

Gross profit	1,931,643	918,084

Operating expenses:
Selling, general and administrative expenses	1,958,132	908,531

Total operating expenses	1,958,132	908,531

Operating income (loss) before other income and expense	(26,489)	9,553

Other income (expense):
Interest income	32,283	80
Other income and expenses, net	40,925	30,430
Loss on disposition of equipment	—	(13,397)
Interest expense	(32,691)	(29,307)

Total other income (expense)	40,517	(12,194)

Income (Loss) before income taxes	14,028	(2,641)

Income taxes	0	0

Net Income (Loss)	14,028	(2,641)

Preferred stock dividends	155,419	72,788

Net (loss) available to common stockholders	$(141,391)	$(75,429)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	13,716,147	9,493,991

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Year Ended December 31, 2004 and 2003

					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Preferred Stock		Common Stock
	Shares	Dollars	Shares	Dollars
Balances at December 31, 2003 (Restated)	973,179	$973,179	7,984,960	$7,985	$8,995	$(1,352,442)	$(362,283)
Issuance of 200,000 shares of common stock at $1.02 per share for cash, net of offering costs	—	—	200,000	200	60,377	—	60,577
Conversion of 973,179 shares of preferred stock into 4,865,895 shares of common stock	(973,179)	(973,179)	4,865,895	4,866	968,313	—	0
Issuance of 658,520 shares of common stock in payment of $131,704 of accrued preferred stock dividends	—	—	658,520	658	131,046	—	131,704
Net (loss)	—	—	—	—	—	(2,641)	(2,641)
Dividends on preferred stock	—	—	—	—	—	(72,788)	(72,788)

Balances at December 31, 2003	—	$—	13,709,375	$13,709	$1,168,731	$(1,427,871)	$(245,311)
Issuance of common stock in payment of an outstanding obligation of $3,793	—	—	3,700	4	3,789	—	3,793
Issuance of common stock in payment of surety bond	—	—	10,000	10	9,990	—	10,000
Issuance of Series A cumulative preferred stock - including renegotiation of price	4,000,000	40,000	—	—	6,234,626	(2,491,626)	3,783,000
Amended exercise price of prior issuance of warrants	—	—	—	—	1,508,374	(1,508,374)	—
Issuance of stock options for services	—	—	—	—	270,221	—	270,221
Issuance of common stock due to conversion of preferred stock	(100,000)	(1,000)	153,856	154	846	—	—
Net income	—	—	—	—	—	14,028	14,028
Preferred stock dividends	—	—	—	—	—	(155,419)	(155,419)

Balances at December 31, 2004	3,900,000	$39,000	13,876,931	$13,877	$9,196,577	$(5,569,262)	$3,680,192

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$14,028	$(2,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,446	9,685
Loss on disposition and sale of equipment	—	13,397
Interest on restricted cash	(32,258)	—
Amortization of deferred consulting fees	170,800	—
Changes in operating assets and liabilities:
Accounts receivable	(259,933)	(34,558)
Inventories	(38,083)	(233,910)
Prepaid expenses	(3,532)	(11,465)
Other current assets	16,016	9,793
Due to/from affiliates, net	(133,167)	154,979
Other assets	(24,203)	(2,207)
Accounts payable	94,895	45,914
Other payables	22	(1,994)
Accrued expenses	16,683	(34,860)
Due to related parties	48,628	(24,918)

Net cash used in operating activities	(109,658)	(112,785)

Cash flows from investing activities:
Proceeds from the sales of equipment	—	10,000
Purchases of property and equipment	(26,469)	(34,786)
Purchases of goodwill	(232,379)	—

Net cash used in investing activities	(258,848)	(24,786)

Cash flows from financing activities:
Net change in credit line payable	365,000	—
Proceeds from issuance of convertible preferred stock	100,000	—
Proceeds from issuance of long-term obligations	—	36,979
Payments of long-term obligations	(81,175)	(101,000)
Net proceeds from (Payment of) related party notes payable	(53,498)	(3,828)
Proceeds from issuance of common stock	—	204,000
Payments of offering costs	—	(54,150)

Net cash provided by financing activities	330,327	82,001

Net increase (decrease) in cash	(38,179)	(55,570)
Cash at beginning of period	72,499	128,069

Cash at end of period	$34,320	$72,499

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Year Ended December 31, 2004 and 2003

	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,068	$40,239

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Conversion of Series A Preferred stock into common stock	$—	$973,179

Accrual of preferred stock dividends	$155,417	$72,788

Issuance of common stock in payment of accrued preferred stock dividends	$—	$131,704

Conversion of credit line payable to note payable	$—	$175,000

Issuance of note payable for acquisition	$215,000	$—

Stock issued for surety bond	$10,000	$—

Stock issued for liabilities	$3,793	$—

Options issued for consulting services	$270,221	$—

Restricted cash proceeds (net of $202,000 cost for transaction)	$3,798,000	$—

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 include the accounts of Vertical Health Solutions, Inc. and its wholly-owned subsidiaries (collectively the “Company”), Labelclick, Inc. VHS Genesis Corp Vertical Health Ventures, and Drug Depot, Inc. All intercompany accounts and balances have been eliminated in consolidation.

Restatements

Unless otherwise noted, all information presented as of and for the years ended December 31, 2004 and 2003 has been adjusted to retroactively reflect the five-for-one forward split of the Company’s common stock in November 2003 (see Note 11).

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

Intangible Asset

The intangible asset consisted of costs to obtain the Company’s loans and line of credit and web site and was being amortized using the straight-line method over a period of 3 years. Amortization charged to operations was $1,948 and $- 0- in 2004 and 2003.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the years ended December 31, 2004 and 2003.

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

DECEMBER 31, 2004 AND 2003

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2004 and 2003, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the years ended December 31, 2004 and 2003 and currently, the Company operates in a single segment. Management will evaluate additional segment disclosure requirements as it expands the operations of the Company.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

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

	2004	2003
Net Income (loss), as reported	$(141,391)	$(75,429)
Compensation cost based on the fair value method	89,364	—

Pro forma net loss	$(230,755)	$(75,429)

Basic and diluted loss per share
As reported	$(.01)	$(.01)

Pro forma	$(.02)	$(.01)

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $15,611 and $12,511 for the years ended December 31, 2004 and 2003, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2004 and 2003, the fair value of the Company’s long-term obligations approximated its carrying value.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to the current year presentation.

NOTE 2—RELATED PARTY TRANSACTIONS

As of December 31, 2004 and 2003, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amounts of approximately $24,029 and $48,086, respectively, with interest at the rate of 9% per annum. In addition, as of December 31, 2004 and 2003, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $46,254 and $21,053, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of December 31, 2004 and 2003, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of approximately $24,029 and $48,086, respectively, with interest at the rate of 9% per annum.

As of December 31, 2004 and 2003, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer of the Company, in the amounts of approximately $2,283 and $2,442, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

As of December 31, 2004 and 2003, the Company had an outstanding obligation to Thaddeus J. Shalek Chief Financial Officer of the Company, in the amounts of approximately $6,608 and $ -0-, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

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

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Innovative. For the years ended December 31, 2004 and 2003, there were no sales of products to Geopharma or its subsidiaries, and purchases of products from subsidiaries of Geopharma were approximately $469,145 and $782,484. As of December 31, 2004 and 2003, approximately $129,355 and $247,671 was due to subsidiaries of Geopharma and is included in obligations to affiliates.

DrugMax, Inc. (“DrugMax”), a publicly traded company, is a wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of DrugMax. For the years ended December 31, 2004, and 2003 sales of products to subsidiaries of DrugMax were approximately $-0- and $1,863 and there were no purchases of products from subsidiaries of DrugMax. At December 31, 2004 and 2003, $-0- and $-0- was due to DrugMax or its subsidiaries.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

Bayshore Media, Inc. (“Bayshore”) is a marketer of private label bottled water and health products. Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Bayshore. Brian T. Nugent, a Director, President and Chief Operating Officer of the Company, is also a principal shareholder and President of Bayshore. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a principal shareholder of Bayshore. For the years ended December 31, 2004 and 2003, sales of products to Bayshore were approximately $-0-and $2,952 and purchases of products from Bayshore were approximately $816 and $52. In addition, Bayshore charged the Company consulting fees of approximately $-0- and $9,075, respectively for graphic services provided to the Company. The charges were on an hourly basis for services rendered. As of December 31, 2004 and 2003, approximately $-0- and $1,999 was due from Bayshore and is included in amounts due from affiliates.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and is a principal stockholder of the Company. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the years ended December 31, 2004 and 2003, the Company charged a subsidiary of Dynamic consulting fees of $ -0- and $640, respectively for graphic services provided and Dynamic charged the Company consulting fees of approximately $5,213 and $10,088, respectively, for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of December 31, 2004 and 2003, $-0- and $7,735 was due to Dynamic and is included in obligations to affiliates.

In October 2003, the Company issued 4,865,895 (973,179 pre-split) shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company.

In October 2003, the Company issued 658,520 (131,704 pre-split) shares of common stock of the Company in payment of $131,704 of accrued preferred share dividends.

On October 31, 2004, Vertical Health Solutions, Inc., through its wholly-owned subsidiary, Drug Depot, Inc. (“Drug Depot”), entered into an agreement with T&L Pharmacies, Inc., a Florida corporation (“T&L Pharmacies”), pursuant to which Drug Depot acquired substantially all of the assets of T&L Pharmacies (other than accounts receivable and cash), effective as of such date. T&L Pharmacies is a Largo, Florida retail and compounding pharmacy which does business under the name Advanced Pharmacy Solutions. The purchase price for such assets consisted of (i) $215,000, (ii) an additional approximate amount of $62,700 in payment of the value of fixed assets and inventory; and (iii) a promissory note in the amount of $215,000, with interest at 7% per year, amortizable over 36 months. T & L Pharmacies, Inc. is owned by Mandeep Taneja, son of Jugal Taneja, a Director of Vertical, and Michelle LaGamba, wife of William LaGamba, CEO of DrugMax.

The Company acquired the assets of T & L Pharmacies, Inc. to enhance the current relationship with the veterinary community by providing additional products and services. The operations of the pharmacy from the date of acquisition are included in the consolidated financial statements of the Company. The purchase price for the assets is allocated in the following table:

Inventory	$52,314
Property and equipment	10,419
Goodwill	430,000

Total Assets	$492,733

The following is a presentation of the unaudited consolidated pro forma operations:

	2004	2003
Revenue	$7,296,100	$8,719,700
Net Income (loss) before extraordinary items	(141,400)	(142,300)
Earnings (loss) per share	$(0.01)	$(0.01)

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2004	2003
Accounts receivable	$399,695	$135,762
Less allowance for uncollectible accounts	(5,000)	(1,000)

Total	$394,695	$134,762

For the years ended December 31, 2004 and 2003, bad debt expense charged to operations for estimated uncollectible accounts receivable was $4,000 and $-0-, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

NOTE 4—INVENTORIES, NET

Inventories, net consist of the following:

	2004	2003
Raw materials	$65,742	$72,970
Finished goods	375,686	338,855

	441,428	411,825
Less reserve for obsolescence	(25,420)	(33,900)

Total	$416,008	$377,925

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2004	2003
Furniture and fixtures	$7,684	$6,749
Equipment	92,256	54,641
Leasehold improvements	6,298	1,000

	106,238	62,390
Less accumulated depreciation and amortization	(35,041)	(16,543)

Total	$71,197	$45,847

Depreciation expense charged to operations was $18,498 and $9,685 for the years ended December 31, 2004 and 2003.

NOTE 6—LINE OF CREDIT

During 2004, the Company borrowed $365,000 pursuant to a line of credit, which will mature on April 16 2005 and bears interest at a variable rate of 1.5% over the prime rate with an initial rate of 5.75% per annum. The loan which had an outstanding principal balance of $365,000 at December 31, 2004 is secured by certain assets owned by a related party. The total amount available under the terms of the line of credit was $500,000. The loan was refinanced in February 2005.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

NOTE 7—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Current income tax expense (benefit)	$4,800	$—
Deferred income tax expense (benefit)	(4,800)	—

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2004 and 2003 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2004	2003
Computed tax expense at the statutory rate	34%	34%
Increase (decrease) in taxes resulting from:
Net operating loss	(34)	(34)

Current income tax expense (benefit)	—%	—%

Temporary differences that give rise to deferred tax assets and liabilities:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$438,000	$440,000
Less valuation allowance	(438,000)	(440,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2004, approximately $1,286,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2023.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

NOTE 8—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2004 and 2003:

	2004	2003
Promissory note payable to a financial institution, bearing interest at 6.75% per annum, due in monthly principal and interest payments of approximately $6,400 through June 2006. The note is collateralized by a shareholders stock and corporate assets.	$109,023	$175,000

Promissory notes payable to a financial institution, bearing interest at fixed interest rates of 7.75% per annum, due in monthly principal and interest payments of approximately $469 through September 2006. The notes are collateralized by equipment.	9,157	17,265

Promissory note payable to a financing company, bearing interest at 10.5% per annum, due in monthly principal and interest payments of approximately $198 through May 2004. The note is collateralized by equipment.	-0-	7,943

Promissory note payable to a financing company, bearing interest at 8.78% per annum and requiring principal and interest payments of $249 through May 2008. The note is collateralized by software.	8,608	-0-

Promissory note payable to T & L Pharmacies, Inc., bearing interest at 7% per annum, due in monthly principal and interest payments of approximately $6,638.58 through November, 2007 collateralized by accounts receivable and inventory.	209,615	-0-

	336,403	199,758
Less current maturities	145,961	81,577

Total	$190,442	$118,181

The current maturities are presented in the balance sheet as $78,845 – Current portion of long-term liabilities and $67,116 included in the notes payable to related parties at of December 31, 2004 and $81,577 – Current portion of long-term liabilities at December 31, 2003.

At December 31, 2004, aggregate maturities of long-term obligations are as follows:

Year ending December 31,
2005	$145,961
2006	115,757
2007	74,311

Total	$336,403

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company is the lessee of warehouse and office equipment under capital leases expiring in 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2004 and 2003. The cost of the property under capital leases included in property and equipment, net was $5,900 and $5,900 at December 31, 2004 and 2003. The accumulated depreciation on these assets was $2,163 and $983 at December 31, 2004 and 2003.

Minimum future lease payments under capital leases as of December 31, 2004 for each of the next five years and in aggregate are:

Year ending December 31,
2005	$17,294
2006	4,126
2007	-0-
2008	-0-
2009	-0-

21,420
Less amount representing interest	(3,164)

Total	$18,256

Interest rates vary on capitalized leases from 17% to 19.8% and are imputed based on the lower of the Company’s incremental borrowing rates at the inception of each lease or the lessor’s implicit rate of return.

The agreements with the finance company contains various restrictive covenants on the use and assignment of the equipment. At December 31, 2003 the Company was in breach of the assignment covenant related to one of the agreements. Under the terms of the agreement, the finance company may call the obligation if the Company is in violation of any restrictive covenant. As of March 25, 2005, the finance company has not waived the assignment requirement, and accordingly the entire amount of the lease obligation, $15,276, has been included in current liabilities.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

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

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at December 31, 2004:

Year ending December 31,
2005	$61,208
2006	35,411
2007	-0-
2008	-0-
2009	-0-
Thereafter	-0-

$96,619

Total rent expense for the year ended December 31, 2004 and 2003 was approximately $47,923 and $39,014.

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

DECEMBER 31, 2004 AND 2003

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

Effective October 4, 2004, based on mutual agreement between the parties, the Company entered into a new Employment Agreement with Thaddeus J. Shalek, the Company’s Chief Financial Officer, for a term of three years, and the previous Employment Agreement between the parties was cancelled. The annual base salary payable under the new agreement is $125,000, payable in bi-weekly payments of approximately $4,808, plus a monthly auto allowance of $500. The amount of base salary payable is subject to periodic review and adjustment. Under the terms of the agreement, Mr. Shalek is also eligible for certain fringe benefits and participation in any executive bonus plan created at the discretion of the Compensation Committee of the Board of Directors of the Company.

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

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2004 should have a material adverse impact on its financial condition or results of operations.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

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

The following summarizes information about the aggregate stock option activity for the year ended December 31, 2004:

In October 2003, the Board of Directors approved the issuance of options to purchase 650,000 units (130,000 pre-split) to members of the Board of Directors. The options are exercisable at $1.02 per unit ($5.10 pre-split), each consisting of one share of common stock and one redeemable Class A warrant.

On February 11, 2004, the Company granted qualified options to purchase 20,425 shares of its common stock and non-qualified options to purchase 79,575 shares of our common stock to employees. Half of the options vest on February 11, 2005 and half vest on February 11, 2006. The options are exercisable at a price of $1.20 per share.

On May 10, 2004, the Company granted 550,000 options to our officers and directors. The options were vested upon grant and are exercisable at a price of $1.01 per share.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.81%	4.85%
Dividend yield	0%	0%
Volatility	222.10%	1%
Average expected term	5 years	4.75 years

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	650,000	$1.02	—	$—
Granted	650,000	1.04	650,000	1.02
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31,	1,300,000	$1.03	650,000	1.02

Options exercisable at December 31,	1,200,000	$1.02	650,000	1.02

Weighted average fair value of options granted		$1.03		$—

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

Stock options outstanding and exercisable under the plan as of December 31, 2004, were:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
Exercise prices $1.01 – 1.20	1,300,000	$1.03	4.25	1,200,000	$1.02

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

On April 21, 2003, the Company’s Registration Statement on Form SB-2, Amendment No. 9, was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Company’s registered offering, in June 2003, the Company sold an aggregate of 40,000 units, consisting of 200,000 (40,000 pre-split) shares of common stock and 200,000 (40,000 pre-split) redeemable class A common stock purchases warrants. The Company received cash proceeds aggregating $204,000 and charged deferred offering costs aggregating approximately $143,423 against the offering proceeds.

In October 2003, the Company issued 4,865,895 (973,179 pre-split) shares of common stock of the Company upon conversion of 973,179 shares of Series A preferred stock of the Company.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2004 AND 2003

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

The net proceeds of this offering are placed in a restricted cash account and pledged as collateral for the stated value, dividends and fees related to the Series A that has not been converted or redeemed.

As of September 17, 2004 the agreement was amended to decrease the stock conversion price from $1.67 per share to .65 per share. The resulting discount has been calculated and is included in the presentation of the Stockholder’s Equity Section of the enclosed financial statements.

NOTE 12—EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2004.

The following sets forth the computation of basic and diluted net earnings (loss) per common share:

	2004	2003
Numerator:
Net income (loss)	$14,028	$(2,641)
Less preferred stock dividend	(155,419)	(72,788)

Net income (loss) available to common stockholders	$(141,391)	$(75,429)

Denominator:
Weighted average basic shares outstanding	$13,717,069	$9,493,991
Stock options	—
Warrants	—
Convertible note		—

Weighted average fully diluted shares outstanding	$13,717,069	$9,493,991

Net earnings per common share—Basic and diluted	$(.01)	$(.01)

During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended December 31, 2004, two customers represented 39.5%

NOTE 14—SUBSEQUENT EVENT

On February 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), completed the borrowing on a Business Loan Agreement with Patriot Bank of Trinity, Florida, dated as of February 10, 2005. The loan is a term loan in the amount of $500,000 which bears interest at the rate of 6.75% per annum. The loan will be repaid on a monthly basis over a five year period.

On February 10, 2005, the Company entered into a Business Loan Agreement for a one-year business line of credit with Patriot Bank of Trinity, Florida. The total amount available on the loan is $500,000. The loan has provision for an interest rate of 6.5% per annum on the outstanding balance. The loan is required to be repaid in full on February 10, 2006. The Company borrowed $200,000 under the line of credit on February 16, 2005.

Approximately $600,000 of the proceeds from the foregoing loans were used to repay the Company’s outstanding indebtedness to First Community Bank.