Form 10QSB
period 2005-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2005-05-13
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of May 5, 2005 was 14,876,931.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$81,909	$34,320
Accounts receivable, net	225,404	394,695
Inventories, net	468,814	416,008
Prepaid expenses	33,346	30,067
Other current assets	65,038	83680
Due from affiliates	479	479

Total current assets	874,990	959,249
Cash, Restricted	3,751,396	3,730,258
Property and equipment, net	66,410	71,197
Goodwill	430,000	430,000
Intangible assets, net of amortization	3,995	2,157
Other assets	26,855	25,856

Total assets	$5,153,646	$5,218,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354,882	$328,840
Other payables	0	5,457
Line of Credit	200,000	365,000
Current portion of obligations under capital leases	10,579	17,294
Current portion of long-term obligations	142,491	78,845
Accrued expenses	67,164	72,890
Accrued preferred dividends	227,677	155,419
Obligations to affiliates	39,009	136,079
Notes payable to related parties	156,292	115,175
Due to related parties	55,723	72,123

Total current liabilities	1,253,817	1,347,122
Obligations under capital leases	670	961
Long-term obligations, less current portion	409,111	190,442

Total liabilities	1,663,598	1,538,525

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative convertible, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding
Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; 3,900,000, and no shares issued or outstanding	39,000	39,000
Common stock, $.001 par value, 48,000,000 shares authorized; 13,876,931 shares issued and outstanding	13,877	13,877
Additional paid in capital	9,196,577	9,196,577
Accumulated deficit	(5,759,406)	(5,569,262)

Total stockholders’ equity	3,490,048	3,680,192

Total liabilities and stockholders’ equity	$5,153,646	$5,218,717

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Sales	$974,621	$750,954
Cost of goods sold	434,101	372,055

Gross profit	540,520	378,899

Operating expenses:
Selling, general and administrative expenses	657,422	307,097

Total operating expenses	657,422	307,097

Operating income (loss) before other income and expense	(116,902)	71,802

Other income (expense):
Interest income	15,906	—
Other income and expenses, net	5,230	27,571
Loss on disposition of equipment	—	—
Interest expense	(22,121)	(7,523)

Total other income (expense)	(985)	20,048

Income (loss) before income taxes	(117,887)	91,850

Income taxes	0	0

Net income (loss)	(117,887)	91,850
Preferred stock dividends	72,258	0

Net income (loss) available to common stockholders	$(190,145)	$91,850

Basic income (loss) per share	$(0.01)	$0.01

Basic weighted average number of common shares outstanding	13,876,931	13,709,375

Diluted income (loss) per share	$(0.01)	$0.01

Diluted weighted average number of common shares outstanding	13,876,931	14,987,950

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(117,887)	$91,850
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,539	3,437
Interest on restricted cash	(21,138)
Amortization of deferred consulting fees	18,641	—
Changes in operating assets and liabilities:
Accounts receivable, net	169,291	(66,626)
Inventories, net	(52,806)	52,953
Prepaid expenses	(3,279)	3,350
Other current assets	0	(73)
Due to/from affiliates, net	(97,070)	(37,568)
Other assets	(1,000)	—
Accounts payable	26,042	(67,267)
Other payables	(5,457)	3,453
Accrued expenses	(5,726)	(162)
Due to related parties	(16,400)	24,882

Net cash provided by (used in) operating activities	(100,250)	8,229

Cash flows from investing activities:
Purchases of property and equipment	(1,066)	(3,450)

Net cash provided by (used in) investing activities	(1,066)	(3,450)

Cash flows from financing activities:
Net change in credit line payable	(165,000)
Payments of long-term obligations	(48,777)	(24,537)
Net procees from issuance of long term debt	324,090
(Payment of) Proceeds from related party payable	41,117	(11,628)
Payments of loan closing costs	(2,525)	—

Net cash used in financing activities	148,905	(36,165)

Net (increase) decrease in cash	47,589	(31,386)
Cash at beginning of period	34,320	72,499

Cash at end of period	$81,909	$41,113

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,121	$7,621

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of debt refinancing:
Refinance of debt	$593,236	$—

Supplemental schedule of non-cash financing activities:

Accrual of preferred stock dividends	$72,258	$—

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(1) Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2004 and the two years then ended including notes thereto.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The condensed consolidated financial statements as of March 31, 2005 and 2004 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiaries (collectively the “Company”), Labelclick, Inc. VHS Genesis Corp, Vertical Health Ventures, and Drug Depot, Inc. All intercompany accounts and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Intangible Asset

The intangible asset consisted of costs to obtain the Company’s loans and line of credit and web site and was being amortized using the straight-line method over a period of 3 years. Amortization charged to operations was $687 and $ - 0 - for the three months ending March 31, 2005 and 2004.

Goodwill

The Goodwill was recorded on the books as a result of the acquisition of the pharmacy operations by the wholly owned subsidiary, Drug Depot, Inc, dba APS Pharmacy on November 1, 2004. The Goodwill is not being amortized in accordance with the provisions of SFAS 142.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

MARCH 31, 2005 AND 2004

Inventories

Inventories, net are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the three months ending March 31, 2005 and 2004.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2005 AND 2004

Earnings (Loss) Per Common Share

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. During the three month period ended March 31, 2005 common stock equivalents were not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2005 and 2004, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the three months ending March 31, 2005 and 2004 and currently, the Company operates two segments. Management will evaluate additional segment disclosure requirements as it expands the operations of the Company.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2005 AND 2004

Stock Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share in the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	March 31, 2005	March 31, 2004
Net Income (loss), as reported	$(190,145)	$91,850
Compensation cost based on the fair value method	5,928	2,964

Pro forma net income (loss)	$(196,073)	$88,886

Basic and diluted income (loss) per share
As reported	$(.01)	$.01

Pro forma	$(.01)	$.01

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $10,641 and $3,808 for the three months ended March 31, 2005 and 2004, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2005 AND 2004

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2005 and 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to the current year presentation

(3) SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three months ended March 31, 2005 and 2004, the Company had two industry segments: Distribution and Prescription Services.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(Unaudited)	(Unaudited)
Revenues:
Distribution	$835,520	$750,954
Prescription services	139,101	0
Intersegment	0	0

Gross profit:
Distribution	457,848	378,899
Prescription services	82,672	0

Operating income (loss):
Distribution	(76,851)	71,802
Prescription services	(40,054)	0

	As of March 31, 2005	As of March 31, 2004
	(Unaudited)	(Unaudited)
Assets:
Distribution	$1,096,508	$71,197
Prescription services	191,517	0
Corporate	3,751,396	0

(4) Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at March 31, 2005.

The following sets forth the computation of basic and diluted net earnings (loss) per common share

	Three Months ending March 31, 2005	Three Months ending March 31, 2004
Numerator:
Net income (loss)	$(117,887)	$91,850
Less preferred stock dividend	72,258	0

Net income (loss) available to common stockholders	$(190,145)	$91,850

Denominator:
Weighted average basic shares outstanding	$13,876,931	13,709,375
Stock options	—
Warrants	—
Convertible note		1,278,575

Weighted average fully diluted shares outstanding	$13,876,931	$14,987,950

Net earnings (loss) per common share—Basic and diluted	$(.01)	$.01

(5) Related Party Transactions

As of March 31, 2005 and 2004, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amounts of approximately $17,670 and $42,272, respectively, with interest at the rate of 9% per annum. In addition, as of March 31, 2005 and 2004, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $41,916 and $45,795, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of March 31, 2005 and 2004, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of approximately $17,670 and $42,272, respectively, with interest at the rate of 9% per annum.

As of March 31, 2005 and 2004, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer of the Company, in the amounts of approximately $7,199 and $2,582, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

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

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three months ended March 31, 2005 and 2004, there were no sales of products to Geopharma or its subsidiaries, and purchases of products from subsidiaries of Geopharma were approximately $199,863 and $139,910. As of March 31, 2005 and 2004, approximately $32,223 and $214,428 was due to subsidiaries of Geopharma and is included in obligations to affiliates.

DrugMax, Inc. (“DrugMax”), a publicly traded company, is a wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of DrugMax. For the three months ended March 31, 2005, and 2004 sales of products to subsidiaries of DrugMax were approximately $-0- and $1,863 and purchases of products from subsidiaries of DrugMax were $15,851 and $ -0- for the three months ended March 31, 2005 and 2004. At March 31, 2005 and 2004, $6,724 and $-0- was due to DrugMax or its subsidiaries.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and is a principal stockholder of the Company. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the quarters ended March 31, 2005 and March 31, 2004, there were no sales of products to Dynamic or its subsidiaries, and Dynamic charged the Company consulting fees of approximately $ -0 - and $4,138 for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of March 31, 2005 and December 31, 2004, approximately $ - 0 - and $4,138 were due to subsidiaries of Dynamic and are included in obligations to affiliates.

(6) Debt Refinancing

On February 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), completed the borrowing on a Business Loan Agreement with Patriot Bank of Trinity, Florida, dated as of February 10, 2005. The loan is a term loan in the amount of $500,000, which bears interest at the rate of 6.75% per annum. The loan will be repaid on a monthly basis over a five-year period. The loan is collateralized by 1,214,311 shares of Vertical Health Solutions, Inc. stock held by Stephen Watters, CEO, Brian Nugent, President and CEO and Jugal Taneja, Chairman of the Board. The monthly payments on the note are $9,861. The balance outstanding at March 31, 2005 was $470,000.

On February 10, 2005, the Company entered into a Business Loan Agreement for a one-year business line of credit with Patriot Bank of Trinity, Florida. The total amount available on the loan is $500,000. The loan has provision for an interest rate of 6.5% per annum on the outstanding balance. The loan is required to be repaid in full on February 10, 2006. The Company borrowed $200,000 under the line of credit on February 16, 2005, The balance outstanding at March 31, 2005 was $200,000.

Approximately $600,000 of the proceeds from the foregoing loans were used to repay the Company’s outstanding indebtedness to First Community Bank and vendor debt.

(7) Subsequent Event

On April 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), converted two promissory notes with an aggregate principal amount of $200,000 into shares of common stock at the rate of $.20 per share. The promissory notes, each in the principal amount of $100,000, were issued to Stephen M. Watters, our Chief Executive Officer, and Jugal M. Taneja, a member of our Board of Directors and a consultant to the Company. Each of Messrs. Watters and Taneja received 500,000 shares of our common stock

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The Company derives its revenues from developing, packaging and wholesaling a wide variety of private labeled nutriceutical veterinary products. Revenues are billed and recognized, as product is shipped, net of discounts, allowances, returns and credits.

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

Results of Operations

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Revenues. The Company generated revenues of $974,621 for the three months ended March 31, 2005, an increase of $223,667 or 31.54%, compared to $750,954 for the three months ended March 31, 2004. The increase in revenues was primarily attributable to increased marketing efforts with the expansion of the Company’s sales force, which resulted in increases in our customer base and related volume of recurring and new customer sales and the addition of the Drug Depot, Inc. pharmacy operations, which was acquired on November 1, 2004.

Gross profit. The Company achieved a gross profit of $540,520 for the three months ended March 31, 2005; an increase of $161,621 or 42.67%, compared to $378,899 for the three months ended March 31, 2004. Gross margin, as a percentage of revenues, increased from 50.5% for the three months ended March 31, 2004, to 55.5% for the three months ended March 31, 2005. The increase in gross margin was primarily attributable to an increase in purchase volume discounts and the addition of the Drug Depot, Inc. pharmacy operations.

Operating expenses. The Company incurred operating expenses of $657,422 for the three months ended March 31, 2005; an increase of $350,325 or 114.1%, compared to $307,097 for the three months ended March 31, 2004. The increase is primarily attributable to an increase in accounting and legal fees related to acquisition activities, promotional and consulting expenses, as well as an increase in travel, insurance, and salaries and related payroll expenses.

Interest expense, net of interest income. Interest expense, net of interest income was $6,215 for the three months ended March 31, 2005, compared to $7,523 for the three months ended March 31, 2004. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding debt.

Income taxes. The Company had no income tax provision for the three months ended March 31, 2005 and 2004. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends payable were $227,677 for the three months ended March 31, 2005, compared to zero in the three months ended March 31, 2004.

Net income (loss) per share. Net (loss) per share for the three months ended March 31, 2005 was $(0.01), compared to net income per share of $0.01 for the three months ended March 31, 2004. The increase in net (loss) was primarily a result of decrease in net income from continuing operations of $188,705, a decrease in other income and expenses, net of $22,340, and a decrease in net interest expense of $1,038.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had operating cash of $81,909 and a working capital deficit of $378,827 at March 31, 2005, compared to cash of $41,113 and a working capital deficit of $387,873 at December 31, 2004.

Net cash used in operating activities was $100,250 for the three months ended March 31, 2005, as compared to net cash provided by operating activities of $8,229 for the three months ended March 31, 2004. The cash used was primarily attributable to the net (loss) adjusted for a decrease in accounts receivable, net, of $169,291, a decrease of amounts due to affiliates of $97,070, a decrease in the amounts of other payables of $5,457, a decrease in the amount of accrued expenses of $5,726, and a decrease in the amounts due to related parties of $16,400 offset by an increase in inventories of $52,806, an increase in the amount of prepaid expenses of $3,279, an increase in the amount of other assets of $1,000, and an increase in accounts payable of $26,042.

Net cash used in investing activities was $1,066, representing purchases of property and equipment.

Net cash provided by financing activities was $148,905, representing payments of long-term obligations of $5,754 and payment on line of credit of $165,000, net proceeds from refinancing of long term debt of $281,067, an increase in the amounts due to related party notes payable of $41,117 and the payment of loan costs for refinancing of $2,525.

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

Item 3. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. UNREGISTERED SALES OF – SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b) Reports on Form 8-K.

During the quarterly period ended March 31, 2005, the Company filed one report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: May 13, 2005	By:	/s/ STEPHEN M. WATTERS
Stephen M. Watters, Chief Executive Officer

Date: May 13, 2005	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek, Chief Financial Officer