Form 10QSB
period 2005-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2005-08-15
CIK 1163332

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of August 12, 2005 was 14,876,931.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$46,939	$34,320
Accounts receivable, net	308,555	394,695
Inventories, net	475,045	416,008
Prepaid expenses	117,758	30,067
Other current assets	46,398	83,680
Due from affiliates	479	479

Total current assets	995,174	959,249
Cash, Restricted	3,780,863	3,730,258
Property and equipment, net	63,842	71,197
Goodwill	430,000	430,000
Other assets	27,854	25,856
Intangible assets, net of amortization	2,943	2157

Total assets	$5,300,676	$5,218,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$435,619	$328,840
Other payables	0	5,457
Line of credit	175,000	365,000
Current portion of obligations under capital leases	9,380	17,294
Current portion of long-term obligations	156,824	78,845
Accrued expenses	132,532	72,890
Accrued preferred stock dividends	103,458	155,419
Obligations to affiliates	195,522	136,079
Notes payable to related parties	22,335	115,175
Due to related parties	7,118	72,123

Total current liabilities	1,237,788	1,347,122

Obligations under capital leases	670	961
Long-term obligations, less current portion	489,014	190,442

Total liabilities	1,727,472	1,538,525

Commitments and contingencies	—	—
Stockholders’ equity (deficit):

Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative convertible, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—	—
Series A 10% Cumulative, Convertible Preferred stock, $.01 par value, 4,000,000 shares authorized; 3,900,000 and no shares issued and outstanding, respectively	39,000	39,000
Common stock, $.001 par value, 48,000,000 shares authorized; 14,876,931 and 13,876,931 shares issued and outstanding, respectively	14,877	13,877
Additional paid in capital	9,395,577	9,196,577
Accumulated deficit	(5,876,250)	(5,569,262)

Total stockholders’ equity	3,573,204	3,680,192

Total liabilities and stockholders’ equity	$5,300,676	$5,218,717

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$1,155,330	$729,448	$2,129,951	$1,480,401
Cost of goods sold	703,095	321,617	1,137,196	693,672

Gross profit	452,235	407,831	992,755	786,729

Operating expenses:
Selling, general and administrative expenses	502,825	404,303	1,160,247	711,400

Total operating expenses	502,825	404,303	1,160,247	711,400

Operating income (loss) before other income and expense	(50,590)	3,528	(167,492)	75,329

Other income (expense):
Interest income	29,469	4,185	45,375	4,185
Other income and expenses, net	—	—	5,253	27,572
	—	—	—	—
Interest expense	(17,474)	(6,511)	(39,595)	(14,034)

Total other income (expense)	11,995	(2,326)	11,033	17,723

Income (loss) before income taxes	(38,595)	1,202	(156,459)	93,052

Income taxes	—	—	—	—

Net income (loss)	(38,595)	1,202	(156,459)	93,052

Preferred stock dividends	78,271	23,014	150,529	23,014

Net income (loss) available to common stockholders	$(116,866)	$(21,812)	$(306,988)	$70,038

Basic income (loss) per share	$(0.01)	$—	$(0.02)	$0.01

Basic weighted average number of common shares outstanding	14,723,085	13,711,693	14,300,008	13,710,534

Diluted income (loss) per share	$(0.01)	$—	$(0.02)	$(0.01)

Diluted weighted average number of common shares outstanding	14,723,085	13,711,693	14,300,008	16,639,296

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Dollars	Shares	Dollars
Balances at December 31, 2004 (Audited)	3,900,000	$39,000	13,876,931	$13,877	$9,196,577	$(5,569,262)	$3,680,192
Issuance of common stock in payment of an outstanding obligation of $200,000	—	—	1,000,000	1,000.0	199,000	—	200,000
Net income	—	—	—	—	—	(156,459)	(156,459)
Preferred stock dividends	—	—	—	—	—	(150,529)	(150,529)

Balances at June 30, 2005 (Unaudited)	3,900,000	$39,000	14,876,931	$14,877	$9,395,577	$(5,876,250))	$3,573,204

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(156,459)	$93,052
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,275	8,535
Loss on disposition and sale of equipment		—
Amortization of deferred consulting fees	37,282	72,973
Changes in operating assets and liabilities:
Accounts receivable, net	86,140	(84,879)
Inventories, net	(59,037)	90,177
Prepaid expenses	(87,691)	13,907
Other current assets	—	(415)
Due to/from affiliates, net	59,443	(138,182)
Other assets	(2,000)	(1,355)
Accounts payable	106,779	(24,970)
Other payables	(5,457)	4,315
Accrued expenses	59,642	18,026
Due to related parties	(65,005)	(22,877)

Net cash provided by (used in) operating activities	(13,088)	28,307

Cash flows from investing activities:
Purchases of property and equipment	(4,181)	(17,103)
Increase in intangible assets	—	(2,750)

Net cash used in investing activities	(4,181)	(19,853)

Cash flows from financing activities:
Net change in credit line payable	(190,000)	50,000
Proceeds from issuance of convertible preferred stock	—	3,783,000
Net Proceeds from issuance of long-term obligations	368,345	10,048
Payments of long-term obligations	(50,602)	(49,107)
(Payment of) Proceeds from related party notes payable	(92,840)	(23,518)
Proceeds from issuance of common stock	200,000	—
Payments of costs for financing	(2,525)	—
Payment of Preferred Dividends	(202,490)

Net cash provided by financing activities	29,888	3,770,423

Net (increase) decrease in cash	12,619	3,778,877
Cash at beginning of period	34,320	72,499

Cash at end of period	$46,939	$3,851,376

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,595	$13,430

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Accrual of preferred stock dividends	$150,529	$23,014

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

Principles of Consolidation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 include the accounts of Vertical Health Solutions, Inc. and its principally wholly-owned subsidiaries (the “Company”), Labelclick, Inc., Vertical Health Ventures, Inc. and Drug Depot, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 include the accounts of Vertical Health Solutions, Inc. and its principally wholly-owned subsidiaries, Labelclick, Inc and Vertical Health Ventures, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Intangible Asset

The intangible asset consisted of costs to obtain the Company’s loans and line of credit and web site and was being amortized using the straight-line method over a period of 3 years. Amortization charged to operations was $1,739 and $ - 0 - for the six months ending June 30, 2005 and 2004.

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the six months ending June 30, 2005 and 2004.

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

Earnings (Loss) Per Common Share

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2005 and 2004, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the six months ending June 30, 2005 and 2004 and currently, the Company operates two segments. Management will evaluate additional segment disclosure requirements as it expands the operations of the Company.

Stock Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provision of SFAS 123 to stock based employee compensation.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$(116,866)	$(306,988)	$(21,812)	$70,038
Compensation cost based on fair value method	$(33,375)	$(66,749)	$(19,651)	$(22,651)
Pro forma net income (loss)	$(150,241)	$(373,737)	$(41,463)	$47,389
Basic income (loss) per share:
As reported	$(.01)	$(0.02)	$(0.01)	$0.01
Pro forma	$(.01)	$(.02)	$(0.01)	$0.01

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $21,025 and $5,485 for the six months ended June 30, 2005 and 2004, respectively.

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2005 and 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to the current year presentation

(3) Stockholders’ Equity (Deficit)

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

On April 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), converted two promissory notes with an aggregate principal amount of $200,000 into shares of common stock at the rate of $.20 per share. The promissory notes, each in the principal amount of $100,000, were issued to Stephen

M. Watters, our Chief Executive Officer, and Jugal M. Taneja, a member of our Board of Directors and a consultant to the Company. Each of Messrs. Watters and Taneja received 500,000 shares of our common stock

(4) SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and six months ended June 30, 2005 the Company had two industry segments: Manufacturing and Pharmacy Services. The Pharmacy Services segment was not in existence as of June 30, 2004, it was acquired on November 1, 2004.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Manufacturing	$925,561	$729,448	$1,761,081	$1,480,401
Pharmacy services	229,769	0	368,870	0
Intersegment

Gross Profit
Manufacturing	356,301	407,831	791,595	786,729
Pharmacy services	118,988	0	201,160	0

Operating Income
Manufacturing	(89,662)	3,528	(141,943)	75,329
Pharmacy services	14505	0	(25,549)	0

	As of June 30, 2005	As of June 30, 2004
	(unaudited)	(unaudited)
Assets
Manufacturing	$1,348,440	$4,640,779
Pharmacy services	171,372	0
Corporate	3,780,863	0

(5) Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully antidilutive diluted share calculation at June 30, 2005.

The following sets forth the computation of basic and diluted net earnings (loss) per common share

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net Income (loss)	$(38,595)	$1,202	$(156,459)	$93,052
Less preferred stock dividend	78,271	23,014	150,529	23,014

Net Income (loss) available to common stockholders	$(116,866)	$(21,812)	$(306,988)	$70,038

Denominator:
Weighted average basic shares outstanding	$14,723,085	$13,711,693	$14,300,008	$13,710,534
Stock Options	5,242,815	5,242,815	5,242,815	5,242,815
Warrants	1,877,140	1,877,140	1,877,140	1,877,140

Weighted average fully diluted shares outstanding	$21,843,040	$20,831,648	$21,419,963	$20,830,489

Net earnings (loss) per common share-Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$0.00

(6) Related Party Transactions

As of June 30, 2005 and 2004, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amounts of approximately $11,168 and $36,327, respectively, with interest at the rate of 9% per annum. In addition, as of June 30, 2005 and 2004, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $6,724 and $ 0.00, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of June 30, 2005 and 2004, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of approximately $11,168 and $36,327, respectively, with interest at the rate of 9% per annum.

As of June 30, 2005 and 2004, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer of the Company, in the amounts of approximately $ 0.00 and $617, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

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

Geopharma, Inc. (“Geopharma”), formerly Innovative Companies, Inc., a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and a Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and six months ended June 30, 2005 and June 30, 2004, there were no sales of products to Geopharma or its subsidiaries. Purchases of products from subsidiaries of Geopharma were approximately $183,159 and $251,975, respectively, for the three and six months ended June 30, 2005 and approximately $88,603 and $228,513, respectively, for the three and six months ended June 30, 2004. As of June 30, 2005 and 2004, approximately $195,522 and $123,032, respectively, were due to subsidiaries of Geopharma and are included in obligations to affiliates.

DrugMax, Inc. (“DrugMax”), a publicly traded company, is a wholesale distributor of pharmaceuticals; over-the-counter products, health and beauty care aids, nutritional supplements and other related products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of DrugMax. For the three and six months ended June 30, 2005, and 2004 sales of products to subsidiaries of DrugMax were approximately $ -0- and $1,863 and purchases of products from subsidiaries of DrugMax were $10,873 and $15,851 for the three and six months ended June 30, 2005 and 2004. At June 30, 2005 and 2004, $ -0- and $-0- was due to DrugMax or its subsidiaries.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and was a principal stockholder of the Company until June 26, 2004, at which time Dynamic distributed approximately 1.2 million shares of its investment in the Company to Dynamic shareholders. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the three and six months ended June 30, 2005 and 2004, there were no purchases from or sales of products to Dynamic or its subsidiaries. For the three and six months ended June 30, 2005, Dynamic charged the Company consulting fees of approximately $ 0.00 and $ 0.00, respectively, and for the three and six months ended June 30, 2004, $2,000 and $6,138, respectively, for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of June 30, 2005 and 2004, $ 0.00 and $ 0.00, respectively, were due to Dynamic and was included in obligations to affiliates.

(7) Debt Refinancing

On February 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), completed the borrowing on a Business Loan Agreement with Patriot Bank of Trinity, Florida, dated as of February 10, 2005. The loan is a term loan in the amount of $500,000, which bears interest at the rate of 6.75% per annum. The loan will be repaid on a monthly basis over a five-year period. The loan is collateralized by 1,214,311 shares of Vertical Health Solutions, Inc. stock held by Stephen Watters, CEO, Brian Nugent, President and CEO and Jugal Taneja, Chairman of the Board. The monthly payments on the note are $9,861. The balance outstanding at June 30, 2005 was $441,286.

On February 10, 2005, the Company entered into a Business Loan Agreement for a one-year business line of credit with Patriot Bank of Trinity, Florida. The total amount available on the loan is $500,000. The loan has provision for an interest rate of 6.5% per annum on the outstanding balance. The loan is required to be repaid in full on February 10, 2006. The Company borrowed $200,000 under the line of credit on February 16, 2005, the balance outstanding at June 30, 2005 was $175,000.

Approximately $600,000 of the proceeds from the foregoing loans was used to repay the Company’s outstanding indebtedness to First Community Bank and vendor debt.

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

Results of Operations

Three And Six Months Ended June 30, 2005 Compared To Three And Six Months Ended June 30, 2004

Revenues. The Company generated revenues of $1,155,330 and $2,129,951, respectively, for the three and six months ended June 30, 2005, an increase of $425,882 or 58.4% and $649,550 or 43.9%, compared to $729,448 and $1,480,401, respectively, for the three and six months ended June 30, 2004. The increase in revenues was primarily attributable to the acquisition of Drug Depot, Inc. and increased marketing efforts, which resulted in increases in our customer base, increased distribution and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $452,235 and $992,755, respectively, for the three and six months ended June 30, 2005, an increase of $44,404 or 10.9% and $206,026 or 26.19%, compared to $407,831 and $786,729, respectively, for the three and six months ended June 30, 2004.

Gross margin, as a percentage of revenues, decreased to 39.1% for the three months ended June 30, 2005, from 55.9% for the three months ended June 30, 2004 and decreased to 46.6% for the six months ended June 30, 2005, from 53.1% for the six months ended June 30, 2004. The decrease in gross margin was primarily attributable to an increase in product promotional programs..

Operating expenses. The Company incurred operating expenses of $502,825 and $1,160,247, respectively, for the three and six months ended June 30, 2005, an increase of $98,522 or 24.37% and $448,847 or 63.1%, compared to $404,303 and $711,400 for the three and six months ended June 30, 2004. The increase is primarily attributable to an increase in salaries and related payroll expenses, telephone, travel and insurance expense, primarily associated with the Company’s increased sales staff, as well as an increase in public relations, legal and accounting fees.

Interest income. Interest income was $29,469 and $45,375, respectively, for the three and six months ended June 30, 2005, compared to $4,185 and $4,185, respectively, for the three and six months ended June 30, 2004. The increase was a result of interest income associated with restricted cash.

Interest expense. Interest expense was $17,474 and $39,595, respectively, for the three and six months ended June 30, 2005, compared to $6,511 and $14,034, respectively, for the three and six months ended June 30, 2004. The decrease in interest expense was primarily a result of increases in principal payments on outstanding debt.

The Company had no income tax provision for the three and six months ended June 30, 2005 and 2004. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends on the Company’s Series A Preferred Stock of Vertical Health Ventures, Inc. were $78,271 and $150,529, respectively, for the three and six months ended June 30, 2005, and $23,014 and $23,014, respectively, for the three and six months ended June 30, 2004.

Net income (loss) per share. Net income (loss) per share for the three and six months ended June 30, 2005 were ($0.01) and ($0.02), respectively, compared to net income (loss) per share of zero and $0.01, respectively, for the three and six months ended June 30, 2004. The increase in net loss per share for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, was primarily a result of in an increase in the Company’s operating (loss) of ($156,459) and the preferred dividends of $150,529.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended June 30, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $46,939 and restricted cash of $3,780,863 and working capital deficit of $242,614 at June 30, 2005, compared to cash of $34,320, and restricted cash of $3,730,258 and a working capital deficit of $387,873 at December 31, 2004.

Net cash used by operating activities was $13,088 for the six months ended June 30, 2005, as compared to net cash provided by operating activities of $28,307 for the six months ended June 30, 2004. The cash used was primarily attributable to the net loss adjusted for an increase in inventories, net, of $59,037, an increase of prepaid expenses of $87,691, an decrease in other payables of $5,457 and an increase in accrued expenses of $59,642, partially offset by a decrease in accounts receivable, net, of $86,140, an increase in amounts due to/from affiliates, net, of $59,443, an increase in other assets of $2,000, an increase in accounts payable of $106,779 and a decrease in the amounts due to related parties of $65,005 .

Net cash used in investing activities was $6,706, representing purchases of property and equipment of $4,181 and an increase in intangible assets of $2,525.

Net cash provided by financing activities was $32,413, representing the net change in credit line payable of $190,000, proceeds from the issuance of common stock $200,000, net proceeds from the issuance of long-term obligations of $368,345, partially offset by payments of long-term obligations of $48,077 and payments of related party notes payable of $92,840, payment of costs for financing $2,525 and the payment of preferred dividends of $202,490.

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

Item 3. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Vertical Health Solutions, Inc.

Date: August 15, 2005	By:	/s/ STEPHEN M. WATTERS
Stephen M. Watters, Chief Executive Officer

Date: August 15, 2005	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek, Chief Financial Officer