Form 10QSB
period 2005-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2005-11-14
CIK 1163332

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of November 14, 2005 was 14,914,543.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$67,985	$34,320
Receivables - trade, net	280,206	394,695
Inventory	591,838	416,008
Prepaid expenses	73,773	30,067
Other current assets	52,610	83,680
Due from affiliate	479	479

Total current assets	1,066,891	959,249
Cash, restricted	3,814,781	3,730,258
Property and equipment, net	64,654	71,197
Goodwill	430,000	430,000
Other assets	3,000	25,856
Intangible assets, net of amortization	2,318	2,157

Total assets	$5,381,644	$5,218,717

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$405,993	$328,840
Other payables	0	5,457
Credit line payable	215,000	365,000
Current portion of obligations under capital leases	7,840	17,294
Current portion of long-term obligations	90,069	78,845
Accrued expenses	104,664	72,890
Accrued preferred stock dividends	187,417	155,419
Obligations to affiliates	197,077	136,079
Notes payable - related parties	80,231	115,175
Amounts due to related parties	82,088	72,123

Total current liabilities	1,370,379	1,347,122

Obligations under capital leases	1,919	961
Long-term obligations, less current portion	440,331	190,442

Total liabilities	1,812,629	1,538,525

Stockholders’ equity (deficit):
Preferred stock, Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding
Preferred stock Undesignated, 4,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock Series A Cumulative Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; 3,900,000 and no shares issued and outstanding, respectively	39,000	39,000
Common stock, $.001 par value, 100,000,000 shares authorized; 14,914,543 and 13,876,931 shares issued and outstanding, respectively	14,915	13,877
Additional paid in capital	9,420,013	9,196,577
Accumulated (deficit)	(5,904,913)	(5,569,262)

Total stockholders’ equity (deficit)	3,569,015	3,680,192

Total liabilities and stockholders’ equity (deficit)	$5,381,644	$5,218,717

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$1,319,274	$794,168	$3,449,225	$2,274,569

Cost of goods sold	674,988	389,551	1,812,184	1,083,223

Gross profit	644,286	404,617	1,637,041	1,191,346

Operating expenses:
Selling, general and administrative expenses	611,656	434,781	1,771,903	1,146,182

Total operating expenses	611,656	434,781	1,771,903	1,146,182

Operating income (loss) before other income and expense	32,630	(30,164)	(134,862)	45,164

Other income (expense):
Interest income	33,918	13,440	79,291	17,626
Other income and expenses, net		12,754	5,254	40,325
Interest expense	(11,251)	(6,268)	(50,846)	(20,302)

Total other income (expense)	22,667	19,926	33,699	37,649

Income (loss) before income taxes	55,297	(10,238)	(101,163)	82,813
Income taxes	—	—	—	—

Net income (loss)	55,297	(10,238)	(101,163)	82,813

Preferred dividends	83,959	85,931	234,488	108,944

Net income (loss) available to common stockholders	$(28,662)	$(96,169)	$(335,651)	$(26,131)

Net income (loss) per share	$(0.00)	$(0.01)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	14,909,986	13,720,249	14,507,118	13,715,025

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Dollars	Shares	Dollars
Balances at December 31, 2004 (Audited)	3,900,000	$39,000	13,876,931	$13,877	$9,196,577	$(5,569,262)	$3,680,192

Issuance of common stock in payment of outstanding obligation of $200,000			1,000,000	1,000	199,000	0	200,000
Issuance of common stock in payment of services			37,612	38	24,436		24,474

Issuance of stock options for services
Net income						(101,163)	(101,163)
Preferred stock dividends						(234,488)	(234,488)

Balances at September 30, 2005 (Unaudited)	3,900,000	$39,000	14,914,543	$14,915	$9,420,013	$(5,904,913)	$3,569,015

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(101,163)	$82,813

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued for surety bond	0	10,000
Depreciation and amortization	19,939	14,081
Interest earned on restricted cash	(79,269)	—
Amortization of deferred consulting fees	24,856	152,159
Changes in operating assets and liabilities:
Accounts receivable, net	109,235	(77,456)
Inventories, net	(175,830)	(48,866)
Prepaid expenses	(43,706)	3,723
Other current assets	31,070	(996)
Due to/from affiliates, net	60,998	(188,109)
Other assets	(2,000)	(1,355)
Accounts payable	101,628	20,708
Other payables	(5,457)	921
Accrued expenses	31,774	31,155
Due to related parties	9,965	(16,585)

Net cash used in operating activities	(17,960)	(17,807)

Cash flows from investing activities:
Purchases of property and equipment	(11,032)	(25,021)
Increase in other assets		(2,750)

Net cash used in investing activities	(11,032)	(27,771))

Cash flows from financing activities:
Payments of liabilities with common stock	0	3,763
Net change in credit line payable	(150,000)	150,000
Proceeds from issuance of convertible preferred stock	0	3,783,000
Proceeds from issuance of long-term obligations	368,345	10,048
Payments of long-term obligations	(115,726)	(64,006)
(Payment of) Proceeds from related party notes payable	(34,947)	(35,678)
Issuance of common stock for debt conversion	200,000	—
Payments of costs for financing	(2,525)	—
Payments of Preferred Dividends	(202,490)

Net cash provided by financing activities	62,657	3,847,127

Net (increase) decrease in cash	33,665	3,801,549

Cash at beginning of period	34,320	72,499

Cash at end of period	$67,985	$3,874,048

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest	$48,237	$17,423

Cash paid during the quarter for income taxes	$0	$0

Supplemental schedule of non-cash financing activities:
Stock for surety bond	$0	$10,000
Stock issued for accounts payable	$24,475	$3,763

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Principles of Consolidation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 include the accounts of Vertical Health Solutions, Inc. and its principally wholly-owned subsidiaries (the “Company”), Labelclick, Inc., Vertical Health Ventures, Inc. and Drug Depot, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangible Asset

The intangible asset consisted of costs to obtain the Company’s loans and line of credit and web site and was being amortized using the straight-line method over a period of 3 years. Amortization charged to operations was $2,365 and $ 0 for the nine months ending September 30, 2005 and 2004.

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the nine months ending September 30, 2005 and 2004.

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

Shipping and Frieght

The Company ships product to distributors and customers and includes the cost of freight in the Cost of Goods Sold section of the Income Staement.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2005 and 2004, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the nine months ending September 30, 2005 and 2004 and currently, the Company operates two segments. Management will evaluate additional segment disclosure requirements as it expands the operations of the Company.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$(28,662)	$(335,650)	$(96,,170)	$(26,131)
Compensation cost based on fair value method	$(33,675)	$(100,124)	$(33,375)	$(55,990)
Pro forma net income (loss)	$(62,237)	$(435,774)	$(129,545)	$(82,121)
Basic income (loss) per share:
As reported	$(0.00)	$(0.02)	$(0.01)	$(0.00)
Pro forma	$(0.00)	$(0.03)	$(0.01)	$(0.01)

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $36,689 and $7,786 for the nine months ended September 30, 2005 and 2004, respectively.

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2005 and 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and nine months ended September 30, 2005 the Company had two industry segments: Manufacturing and Pharmacy Services. The Pharmacy Services segment was not in existence as of September 30, 2004, it was acquired on November 1, 2004.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Manufacturing	$1,062,375	$794,168	$2,823,456	$2,274,569
Pharmacy services	256,898		625,768
Intersegment

Gross Profit
Manufacturing	519,940	404,617	1,311,535	1,191,346
Pharmacy services	124,345	0	325,505	0

Operating Income
Manufacturing	29,352	(30,165)	(113,590)	45,164
Pharmacy services	3,277	0	(21,274)	0

	As of September 30, 2005	As of September 30, 2004
	(unaudited)	(unaudited)
Assets
Manufacturing	$5,233,793	$4,726,856
Pharmacy services	$148,851
Corporate	$5,381,644	$4,726,856

(5) Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully antidilutive diluted share calculation at September 30, 2005.

The following sets forth the computation of basic and diluted net earnings (loss) per common share

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net Income (loss)	$55,297	$(10,238)	$(101,162)	$82,813
Less preferred stock dividend	83,959	85,931	234,488	108,944

Net Income (loss) available to common stockholders	$(28,662)	$(96,169)	$(335,650)	$(26,131)

Denominator:
Weighted average basic shares outstanding	14,909,986	13,720,249	14,300,008	13,715,025
Stock Options	5,242,815	5,242,815	5,242,815	2,893,933
Warrants	1,877,140	1,877,140	1,877,140	1,437,213

Weighted average fully diluted shares outstanding	22,029,941	20,840,204	21,419,963	18,046,171

Net earnings (loss) per common share-Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

(6) Related Party Transactions

As of September 30, 2005 and 2004, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amounts of approximately $4,517 and $30,247, respectively, with interest at the rate of 9% per annum. In addition, as of September 30, 2005 and 2004, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $61,097 and $6,293, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of September 30, 2005 and 2004, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of approximately $4,517 and $30,247, respectively, with interest at the rate of 9% per annum.

As of September 30, 2005 and 2004, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer of the Company, in the amounts of approximately $ 20,596 and $617, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

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

Geopharma, Inc. (“Geopharma”), formerly Innovative Companies, Inc., a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and a Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and nine months ended September 30, 2005 and September 30, 2004, there were no sales of products to Geopharma or its subsidiaries. Purchases of products from subsidiaries of Geopharma were approximately $267,912 and $1,370,766, respectively, for the three and nine months ended September 30, 2005 and approximately $225,430 and $520,463, respectively, for the three and nine months ended September 30, 2004. As of September 30, 2005 and 2004, approximately $190,453 and $81,090, respectively, were due to subsidiaries of Geopharma and are included in obligations to affiliates.

DrugMax, Inc. (“DrugMax”), a publicly traded company, is a wholesale distributor of pharmaceuticals; over-the-counter products, health and beauty care aids, nutritional supplements and other related products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of DrugMax. For the three and nine months ended September 30, 2005, and 2004 sales of products to subsidiaries of DrugMax. were approximately $ 0 and $ 0 and purchases of products from subsidiaries of DrugMax were $ 0 and $ 0 for the three and nine months ended September 30, 2005 and 2004. At September 30, 2005 and 2004, $ 0 and $ 0 was due to DrugMax or its subsidiaries.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and was a principal stockholder of the Company until September 26, 2004, at which time Dynamic distributed approximately 1.2 million shares of its investment in the Company to Dynamic shareholders. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the three and nine months ended September 30, 2005 and 2004, there were no purchases from or sales of products to Dynamic or its subsidiaries. For the three and nine months ended September 30, 2005, Dynamic charged the Company consulting fees of approximately $ 0.00 and $ 0.00, respectively, and for the three and nine months ended September 30, 2004, $10,315 and $14,452, respectively, for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of September 30, 2005 and 2004, $ 0.00 and $ 0.00, respectively, were due to Dynamic and was included in obligations to affiliates.

(7) Debt Refinancing

On February 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), completed the borrowing on a Business Loan Agreement with Patriot Bank of Trinity, Florida, dated as of February 10, 2005. The loan is a term loan in the amount of $500,000, which bears interest at the rate of 6.75% per annum. The loan will be repaid on a monthly basis over a five-year period. The loan is collateralized by 1,214,311 shares of Vertical Health Solutions, Inc. stock held by Stephen Watters, CEO, Brian Nugent, President and CEO and Jugal Taneja, Chairman of the Board. The monthly payments on the note are $9,861. The balance outstanding at September 30, 2005 was $419,006.

On February 10, 2005, the Company entered into a Business Loan Agreement for a one-year business line of credit with Patriot Bank of Trinity, Florida. The total amount available on the loan is $500,000. The loan has provision for an interest rate of 7.75% per annum on the outstanding balance. The loan is required to be repaid in full on February 10, 2006. The Company borrowed $200,000 under the line of credit on February 16, 2005, the balance outstanding at September 30, 2005 was $215,000.

Approximately $600,000 of the proceeds from the foregoing loans was used to repay the Company’s outstanding indebtedness to First Community Bank and vendor debt.

(8) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United Stated of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the nine months ended September 30, 2005, VHS had negative working capital of approximately $ 303,488 and a net loss of $ 333,651. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $ 5,904,913. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

The Company is pursuing equity financing for the further growth of the business. Failure to secure such financing or to raise additional capital may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(9) Subsequent Event

The Company has signed a lease for new office and warehouse space to begin January 1, 2006. The lease covers warehouse, pharmacy and office space for the period January 1, 2006 through December 31, 2015. The base monthly lease payment is $10,000. the owner of The real estate is Brooker Creek Real Estate, LLC, which is owned by the following related parties: Jugal Toneja, Stephen M. Watters, Brian T. Nugent, Thaddeus J. Shalek and Mikir Toneja.

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

Results of Operations

Three And Nine Months Ended September 30, 2005 Compared To Three And Nine Months Ended September 30, 2004

Revenues. The Company generated revenues of $1,319,274 and $3,449,225, respectively, for the three and nine months ended September 30, 2005, an increase of $525,106 or 66.12% and $1,174,656 or 51.64%, compared to $794,168 and $2,274,569, respectively, for the three and nine months ended September 30, 2004. The increase in revenues was primarily attributable to the acquisition of Drug Depot, Inc. and increased marketing efforts, which resulted in increases in our customer base, increased distribution and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $644,285 and $1,637,040, respectively, for the three and nine months ended September 30, 2005, an increase of $239,668 or 59.23% and $445,694 or 37.41%, compared to $404,617 and $1,191,346, respectively, for the three and nine months ended September 30, 2004.

Gross margin, as a percentage of revenues, decreased to 48.84% for the three months ended September 30, 2005, from 50.95% for the three months ended September 30, 2004 and decreased to 47.46% for the nine months ended September 30, 2005, from 52.38% for the nine months ended September 30, 2004. The decrease in gross margin was primarily attributable to an increase in product promotional programs and transportation costs.

Operating expenses. The Company incurred operating expenses of $611,656 and $1,771,903, respectively, for the three and nine months ended September 30, 2005, an increase of $176,875 or 40.68% and $625,721 or 54.59%, compared to $434,781 and $1,146,182 for the three and nine months ended September 30, 2004. The increase is primarily attributable to an increase in salaries and related payroll expenses, telephone, travel and insurance expense, primarily associated with the Company’s increased sales staff, as well as an increase in public relations, legal and accounting fees.

Interest income. Interest income was $33,918 and $79,293, respectively, for the three and nine months ended September 30, 2005, compared to $13,440 and $17,626, respectively, for the three and nine months ended September 30, 2004. The increase was a result of interest income associated with restricted cash.

Interest expense. Interest expense was $11,251 and $50,846, respectively, for the three and nine months ended September 30, 2005, compared to $6,268 and $20,302, respectively, for the three and nine months ended September 30, 2004. The decrease in interest expense was primarily a result of increases in principal payments on outstanding debt.

The Company had no income tax provision for the three and nine months ended September 30, 2005 and 2004. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends on the Company’s Series A Preferred Stock of Vertical Health Ventures, Inc. were $83,957 and $234,488, respectively, for the three and nine months ended September 30, 2005, and $85,931 and $108,944, respectively, for the three and nine months ended September 30, 2004.

Net income (loss) per share. Net income (loss) per share for the three and nine months ended September 30, 2005 were ($0.00) and ($0.02), respectively, compared to net income (loss) per share of ($ 0.01) and $0.00, respectively, for the three and nine months ended September 30, 2004. The increase in net loss per share for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, was primarily a result of in an increase in the Company’s operating (loss) of ($180,028) and the preferred dividends of $234,488.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended September 30, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $67,984 and restricted cash of $3,814,781 and working capital deficit of $303,488 at September 30, 2005, compared to cash of $34,320, and restricted cash of $3,730,258 and a working capital deficit of $387,873 at December 31, 2004.

Net cash used by operating activities was $17,960 for the nine months ended September 30, 2005, as compared to net cash used by operating activities of $17,807 for the nine months ended September 30, 2004. The cash provided was primarily attributable to the net loss adjusted for an increase in inventories, net, of $175,830, an increase of prepaid expenses of $43,706, an increase in other payables of $5,457 and an increase in accrued expenses of $31,774, partially offset by a decrease in accounts receivable, net, of $109,235, an increase in amounts due to/from affiliates, net, of $60,998, an increase in other assets of $2,000, an increase in accounts payable of $101,628 and an increase in the amounts due to related parties of $9,965.

Net cash used in investing activities was $11,032, representing purchases of property and equipment of $11,032.

Net cash provided by financing activities was $62,657, representing the net change in credit line payable of $150,000, proceeds from the issuance of common stock $200,000, net proceeds from the issuance of long-term obligations of $368,345, partially offset by payments of long-term obligations of $115,726 and payments of related party notes payable of $34,947, payment of costs for financing $2,525 and the payment of preferred dividends of $202,490.

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

In May 2004, the Company issued 3,700 shares of restricted common stock to an unrelated party in payment of an outstanding obligation of $3,793 in July 2005, the Company issued 2,720 shares of restricted common stock to an unrelated party in payment of an outstanding obligation of $1,795 and in September 2005, the Company issued 34,892 shares of restricted common stock to an unrelated party in payment of an outstanding obligation of $22,679.

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

Item 3. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

Vertical Health Solutions, Inc.

Date: November 14, 2005	By:	/s/ STEPHEN M. WATTERS
Stephen M. Watters, Chief Executive Officer

Date: November 14, 2005	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek, Chief Financial Officer