Form 10KSB
period 2005-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2006-04-17
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23031

VERTICAL HEALTH SOLUTIONS, INC.

(Name of small business issuer in its charter)

Florida	59-3635262
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2595 Tampa Rd. Palm Harbor, Florida	34684
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 547-2654

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year were $4,447,291

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $915,385 based upon the last reported trade of the stock, which was 1,100 on March 24, 2006 at $.50 per share.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of March 31, 2006 was 15,554,543.

DOCUMENTS ARE INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I

Item 1.	DESCRIPTION OF BUSINESS.

General

The Company, through its wholly-owned subsidiaries, developed, marketed and distributed customized private label supplements and health products to veterinarians in the companion animal sector which consists of canine, feline, equine and numerous other household pets, and to a lesser extent, other veterinary distributors. The company is also a licensed wholesale distributor of veterinary pharmaceuticals to veterinary clinics. The Company continues to operate a Florida retail and veterinary compounding pharmacy.

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our Chief Executive Officer and a director, Brian Nugent, our President and a director, and Jugal K. Taneja, a consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors

Vertical Health Solutions, Inc., was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. and formed a new subsidiary called LabelClick, Inc. d/b/a Vitality Systems, through which we operate. The Company’s executive offices are located at 2595 Tampa Rd. Palm Harbor, Florida 34684 and its telephone number is (727) 547-2654. References in this Annual Report on Form 10-KSB refer to Vertical Health Solutions, Inc. and, as applicable, its subsidiaries as the “Company” or “Vertical”, unless the context otherwise requires.

Our Private Label Operations

Our LabelClick, Inc. subsidiary (LabelClick) provided custom private label supplements and health products to veterinarians in the companion animal sector. Custom private label products are generic products offered by many providers, which are then customized through the application of a product label specific to each client. For instance, the vitamins sold by Dr. Smith may be labeled as Dr. Smith’s Multi-Vitamin. Our product line consists of products that are used in daily veterinary medicine to address animal healthcare problems such as arthritis, allergies, hip dysplasia, immune function, muscle development, skin care and general health and well-being. LabelClick offers private labeling solutions that allow our customers to customize private-label vitamins and animal health nutritional supplements in small quantities tailored to their buying power and storage capacity. This permits the veterinarians to essentially offer uniquely labeled products to their clients that are unavailable from any other source. Customers can use the basic names LabelClick supplies, modified for their purpose or can direct us to use a name specifically designed for them. Once the name is chosen, our custom supplement labels also typically include customer’s business name, contact information and logo for efficient marketing to their customers. LabelClick currently offers over 50 different products for private labeling, compared to the one to two dozen offered by typical brand name producers.

LabelClick does not manufacture any of the products sold. LabelClick subcontracts on a purchase order basis with a number of manufacturers (including Geopharma, Inc., an affiliate, from which the company purchased 18% of its goods during 2005) to provide high quality animal health supplements and animal healthcare products for the private label program. LabelClick do not enter into contracts with the manufacturers, as is customary in the industry. For quality control purposes, LabelClick may source and purchase the raw materials used for the production of proprietary products and send them directly to the manufacturer. In other cases, the manufacturer provides the raw materials for the products. In each case, prior to manufacturing, each ingredient is analyzed by the manufacturer to ascertain the accuracy of the Certificate of Analysis data provided by the raw materials suppliers prior to the use in our formulations. Each manufacturing facility with which LabelClick subcontracts is registered with the United States Food and Drug Administration. For larger orders, the subcontractors will apply the private labels LabelClick produces. For smaller orders, it is more economical for LabelClick to complete this task once the manufactured products are returned to the distribution center in their containers.

LabelClick does not engage in traditional research and development activities.

Marketing and Sales

In the fiscal year ended December 31, 2005, approximately 42 percent of our total sales were to veterinary clinics and approximately 58 percent were to distributors. Our geographical market is defined as the continental United States, however initial concentration has been on accounts in the southeast, southwest and northwest region of the United States.

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

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company fulfills the sales orders on a turn-around time of between one to two days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At December 31, 2005, the Company had $13,327 of backlog sales orders.

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

Principal Suppliers and Sources of Supply

The Company obtained all of its raw materials and products from third party suppliers. Many of the raw materials used in the Company’s products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide materials required for the production of its products. There can be no assurance that suppliers will provide products needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of its products at favorable prices, or at all, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Quality Control

The Company’s products are manufactured in accordance with the Good Manufacturing Practices (“GMP’s”) prescribed by the FDA, all other applicable regulatory standards, and rigorous quality control procedures used by the manufacturers of the products which the Company purchases. The Company places special emphasis on quality control. See “Business—Government Regulation” below.

Our Pharmacy Operations

Our pharmacy, Drug Depot, Inc., d/b/a APS Pharmacy, provides specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector. APS Pharmacy customizes companion animal medications in a variety of strengths, sizes, dosage forms and flavors based on veterinary and patient requirements.

Drug Depot, Inc. began operations on November 1, 2004 through the acquisition of the operating assets and operations of T & L Pharmacies, Inc.

Marketing and Sales

During the fiscal year ended December 31, 2005, approximately 49.9% of our sales were to customers of the companion animal sector. Our geographical market is defined as the continental United States, however initial concentration has been on customers in the southeast and southwest regions of the United States.

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

Employees

As of December 31, 2005, the Company had 16 full-time employees. Of such employees, six were engaged in marketing and sales, three were devoted to warehousing and distribution, one was devoted to graphics and database administration, three employees operated the pharmacy and four were responsible for management and administration. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

In addition, our pharmacy compounding services are subject to Food and Drug Administration regulation. The Food and Drug Administration also regulates drug advertising and promotion, including direct-to-patient advertising, done by or on behalf of manufacturers and marketers. If we expand our product and service offerings, more of our products and services will likely be subject to Food and Drug Administration regulation. Failure to comply with these regulations could result in significant penalties which may be material. We also are subject to federal statutes and state legislation that prohibit the offer, payment, solicitation, or receipt of any remuneration directly or indirectly in exchange for, or intended to induce, the referral of patients or the sale or purchase of services and supplies covered by certain governmental programs (Anti-Kickback Laws). We also are subject to the Ethics in Patient Referrals Act of 1989, commonly referred to as “Stark Law,” which prohibits the billing of federally funded health care programs for certain health care services provided by entities with which the referring physician has certain financial arrangements. Violations of these laws are punishable by civil sanctions, including significant monetary penalties and exclusion from participation in the Medicare and Medicaid programs, and criminal sanctions in the case of the Anti-Kickback Law. Due to the breadth and complexity of these laws, there can be no assurance that we, any of our personnel, or any of our significant customers or business partners, will not become subject to sanctions that could have a material adverse effect on our business, financial condition and results of operations. Additionally, the sanctioning or exclusion of a manufacturer or recipient of our products or services, even for activities unrelated to us, could also have a material adverse effect on our business, financial condition and results of operations.

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

Concentration of Customers. For the year ended December 31, 2005, 34.5% of consolidated revenues were received from two customers, representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

Key Personnel. As a small company with a total of only sixteen employees, the Company’s success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

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

Control by Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 88.23% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

Exposure to Natural Disasters. The Company’s facility is located in the greater Tampa Bay, Florida area, which is prone to hurricanes. The Company’s business could be adversely affected should its ability to distribute products be impacted by such event.

Item 2.	DESCRIPTION OF PROPERTY.

Effective March 1, 2003, Labelclick, Inc. entered into a three year lease of approximately 4,600 square feet of office and warehouse space for its executive offices and its operations in Oldsmar, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The lease contains an option to continue for two years after March 1, 2006 through February 28, 2008, unless terminated earlier. The rental under the lease is $19,200 annually. Vitality Systems, Inc. assumed the remaining payments on the existing space and made other arrangements for the future operations of the continuing business.

Effective October 1, 2004, Drug Depot, Inc., the continuing veterinary compounding pharmacy, entered into a two year lease of approximately 3,000 square feet of office and retail space for its operations in Palm Harbor, Florida. The lease contains three consecutive one-year renewal options to continue the lease after the expiration of the original lease on October 31, 2006 unless terminated earlier. The rental under the lease is $31,740 annually.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of December 31, 2005, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $58,667.

Item 3.	LEGAL PROCEEDINGS.

During 2005, the Company was involved in a lawsuit concerning patent rights issues. The suit was settled in 2006, the obligation for payment will be borne by Labelclick, Inc., the subsidiary that was sold, effectively on January 18, 2006. The Company is not currently a party to any other legal proceeding, which it believes will have a material adverse affect on its results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
March 31, 2004	$.25	$0.40
June 30, 2004	1.75	0.70
September 30, 2005	1.57	0.60
December 31, 2004	0.88	0.41
March 31, 2005	$0.70	$0.35
June 30, 2005	1.01	0.26
September 30, 2005	0.80	0.35
December 31, 2005	$0.85	$0.42

As of December 31, 2005, there were approximately 232 stockholders of record of the Company’s common stock.

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

On November 28, 2005, the Company and its wholly owned subsidiary, Vertical Health Ventures, Inc., entered into a Repayment Agreement with Laurus Master Fund, LTD. (“Laurus”). The Company will reacquired and canceled the remaining $3,900,000 of Series A Preferred Stock of its subsidiary that was convertible into shares of common stock of the Company (the “Series A”) and paid all currently accrued but unpaid preferred dividends of $216,802 and a prepayment redemption fee of $195,000. The Series A Preferred Stock was part of the financing entered into by the Company on May 27, 2004.

The Company completed the transaction by payment of the funds, approximately ($3,827,631), held in the restricted cash account at North Fork Bank and the issuance of 640,000 shares of the Company’s common stock. The common stock will not be registered under the Securities Act of 1933 at the time of initial issue. The common stock may be registered in the future when the Company files for registration of other securities.

The terms of the Series A Preferred Stock, originally, $4,000,000 includes the Series A pays dividends at the rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). Dividends on the Series A are payable monthly commencing December 1, 2004 (accruing from May 27, 2004), and may be paid, at the investor’s option, in (i) cash at a 2% premium, or (ii) shares of common stock (but subject to the conversion requirements discussed below). If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.67 (107% of the average closing price of the common stock for the ten trading days immediately prior to the issuance date of the Series A). If the average closing price of the common stock for five consecutive trading days is greater than $1.92 (115% of the conversion price), Laurus was required to convert their Series A into an amount equal to the lesser of (i) 20% of the aggregate dollar trading volume of the common stock for such five consecutive trading days, or (ii) all of the Series A then outstanding.

The net proceeds of this offering were placed in a restricted account and pledged as collateral for the stated value, dividends and fees related to the Series A that was redeemed on November 28, 2005.

Sale of Label Click, Inc. (Wholly Owned Subsidiary)

On January 18, 2006, the Company, entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. (“Labelclick”). The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption and personal guarantee of the purchasers of debt in the aggregate amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a current director, Brian Nugent, our former President and a current director, and Jugal K. Taneja, a former consultant and a current director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors.

On January 18, 2006, Thaddeus J. Shalek, the Chief Financial Officer of the Company was appointed Chief Executive Officer of the Company.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenues. The Company generated revenues of $4,447,291 for the year ended December 31, 2005, an increase of $1,163,345 or 35.4%, compared to $3,283,946 for the year ended December 31, 2004. The increase in revenues was primarily attributable to increased marketing efforts, increased distribution and the addition of the operations of APS Pharmacy which resulted in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $1,974,121 for the year ended December 31, 2005, an increase of $42,478 or 2.2%, compared to $1,931,643 for the year ended December 31, 2004. Gross profit, as a percentage of revenues, decreased from 58.8 % for the year ended December 31, 2004 to 44.4% for the year ended December 31, 2005. The decrease in gross margin was primarily due to an increase in production, promotion and advertising costs.

Operating expenses. The Company incurred operating expenses of $2,473,551 for the year ended December 31, 2005, an increase of $515,419 or 26.3%, compared to $1,958,132 for the year ended December 31, 2004. The increase was primarily attributable to an increase in payroll due to the addition of staff, related payroll expenses, advertising, consulting fees, insurance, travel, professional fees, telephone and travel associated with the increase in sales volume.

Interest expense, net of interest income. Interest income, net of interest expense was $10,903 for the year ended December 31, 2005, compared to $408 of net interest expense for the year ended December 31, 2004. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding obligations and the issuance of the Company preferred stock.

Income taxes. The Company had no income tax provision for the years ended December 31, 2005 and 2004, due to the use of the net operating loss carryforward from prior years against 2005 income and a net operating loss during 2004. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s preferred stock were $743,655 for the year ended December 31, 2005, compared to $487,943, as restated, for the year ended December 31, 2004. The increase was due to the issuance of the preferred stock by our wholly owned subsidiary, Vertical Health Ventures, Inc. during 2005 and the related derivative accounting requirements.

Net income (loss) per share. Net loss per share was $.10 for the year ended December 31, 2005, compared to net income per share of $.01 for the year ended December 31, 2004 (restated).

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $14,782 and a working capital deficit of $978,077 at December 31, 2005, compared to cash of $34,320 and a working capital deficit of $3,864,163 at December 31, 2004 (Restated).

Net cash used in operating activities was $165,917 for the year ended December 31, 2005, as compared to net cash used in operating activities of $109,658 for the year ended December 31, 2004. The usage of cash was primarily attributable to the decrease in accounts receivable of $136,822, an increase in inventories of $328,052, an decrease in prepaid expenses of $6,072, a decrease in other current assets of $24,856, an increase in the amounts due to affiliates $74,065, increase in other assets of $24,856, added to by the net loss, an increase in accounts payable of $93,702 and an increase in accrued expenses of $220,642, and an increase in amounts due to related parties of $35,943.

Net cash used in investing activities was $11,032, representing the purchases of property and equipment of $11,032.

Net cash provided by financing activities was $157,411, represented by an increase in the line of credit in the amount of $35,000, proceeds from the issuance of common stock of $200,000, proceeds from the issuance of long-term obligations in the amount of $368,345, offset by a decrease in notes payable to related parties in the amount of $43,207, payments of long-term obligations of $197,712, payments of $2,525 as costs to obtain financing and payment of preferred dividends in the amount of $202,490.

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

Item 7.	FINANCIAL STATEMENTS.

See consolidated financial statements following Item of this Annual Report on Form 10-KSB.

Item 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8a.	CONTROLS AND PROCEDURES.

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

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	39	Chief Executive Officer, Director	2000

Brian T. Nugent	31	Chief Operating Officer, President and Director	2001

Thaddeus J. Shalek	56	Chief Financial Officer

Jugal K. Taneja	62	Consultant and Director	2000

Alfred Lehmkuhl	74	Director	2002

Patrick Sheppard	58	Director	2002

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

Background of Executive Officers and Directors

On January 4, 2006 Stephen Watters resigned as Chief Executive Office of the Company. Stephen M. Watters had served as a director and as the Company’s Chief Executive Officer since it’s inception and our Chief Financial Officer from August 2002 through October 2004. Mr. Watters had also served as Chief Executive Officer and Secretary of Labelclick, Inc. since its inception. Prior to working with us, Mr. Watters was the Co-founder, Chief Executive Officer and President, of Drugmax, Inc., from September 1998 until August 2000. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. From September through November 1998, Mr. Watters served as Vice President of Finance of Dynamic Health Products, Inc., a publicly-held nutraceutical products company. Prior to that, he worked in the investment banking and brokerage businesses from April 1992 to September 1998. He received his Executive Masters of Business Administration degree from Case Western Reserve University in 1997.

On January 4, 2006 Brian Nugent resigned as President and Chief Operating Officer of the Company. Brian Nugent had served as our President and Chief Operating Officer since April 2001. Mr. Nugent had also served as President and Treasurer of Labelclick, Inc. since its inception and also President of Drug Depot, Inc., our wholly owned specialty pharmacy located in Palm Harbor, Florida since inception. Prior to joining Vertical Health Solutions, Inc., Mr. Nugent spent three years working in management for the Tampa Bay Buccaneers of the National Football League where he was responsible for establishing business relationships and managing daily operations. He received his Bachelors of Science in Multi-National Business Operations from the Florida State University in 1997.

Ted Shalek, CPA/CVA has served as the Company’s Chief Financial Officer since October 2004 and the Treasurer of Drug Depot, Inc., since inception. Mr. Shalek has more than 30 years of tax and accounting experience. From November 1985 until October 2004, Ted was president of his own accounting and business financial consulting firm, concentrating in tax preparation, auditing, planning and negotiating financing, merger/acquisition planning and investigation, and business valuations. From April 1979 until November 1985 Ted worked as a tax partner with McManamon, Shalek & Co. CPA’s in Rocky River, Ohio, and prior to that time, as a manager for Cooper & Lybrand (now PriceWaterhouseCoopers). He was a part-time instructor of business taxation & financial accounting at Cuyahoga Community College in Cleveland, Ohio from May 2000 until May 2004. Ted has served as an arbitrator for the NASD since 1984. Ted is a member of several professional organizations, including the American Institute of Certified Public Accountants and National Association of Certified Business Valuation Analysts. Ted received his Bachelor’s of Science in Business Administration with a major in Accounting from John Carroll University, Cleveland, Ohio. On January 4, 2006 Ted Shalek was appointed as the Chief Executive Officer of the Company.

On January 4, 2006, Jugal Taneja resigned as a consultant to the Company. Jugal K. Taneja had served as a director of the Company since its inception and as a consultant to the Company since March 2000. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Co-Chairman of the Board of DrugMax, Inc., and from October 2000 to November 2004 served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as Chairman and a director of Geopharma, Inc., a publicly-held nutraceutical products company. He has also served as the Dynamic Health Product’s Chairman of the Board since 1992. Until June 1998 and from November 1999 until February 2002, he also served as the Company’s Chief Executive Officer. Dynamic Health is a publicly-held company that markets and distributes health and beauty products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, 5, and amendments thereto, furnished to the Company during fiscal year 2005 and 2004, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2005.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

Item 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Annual Compensation						Long-Term Compensation
							Awards	LTIP Payouts($)	Payouts
Name and Principal Position	Year	Salary ($)		Bonus($)	Other Annual Compensation($)	Restricted Stock Award(shares)	Securities Underlying Options / SARs (#)(1)(2)		All Other Compensation($)
Stephen M. Watters (2) Chief Executive Officer	2005 2004 2003	$ $ $	165,000 165, 000 152,500	— — —	— — —	— — —	— — —	— — —	— — —
Brian T. Nugent President and Chief Operating Officer (3)	2005 2004 2003	$ $ $	1650,000 140,000 140,000	— — —	— — —	— — —	— — —	— — —	— — —
Thaddeus J. Shalek Chief Financial Officer (4)	2005 2004 2002	$ $ $	125,000 26,442 —	— — —	— — —	— — —	— — —	— — —	— — —
Jugal K. Taneja, Consultant (5)	2005 2004 2003	$ $ $	165,000 103,666 103,666	— —	— —	— —	— —	— —	— —

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.

(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception.

(3)	Mr. Brian Nugent has served as the Company’s President since April 2001.

(4)	Mr. Thaddeus J. Shalek, CPA has served as the Company’s Chief Financial Officer since October 2004 and Chief Executive Officer since January 2006.

(5)	Mr. Jugal K. Taneja has served as a Consultant since March 2000.

During the year ended December 31, 2005, the Company paid each director a fee of $500 for each meeting attended by such director. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

Employment Agreements

We maintain or maintained employment agreements with Mr. Watters, for his services as our Chief Executive Officer, Mr. Nugent, for his services as our President and Chief Operating Officer, Mr. Shalek, for his services as our Chief Financial Officer and a consulting agreement with Mr. Taneja, one of our Directors. In February 2005, we entered into a new three-year employment agreement with Mr. Watters at an initial annual base salary of $165,000, plus an annual performance bonus and stock options to be determined by the Board of Directors. Also in February 2005, we entered into a new three-year consulting agreement with Mr. Taneja at an initial annual consulting fee of $165,000. In February 2005, we entered into a new three-year employment agreement with Mr. Nugent at an initial annual base salary of $165,000, plus annual performance bonus and stock options to be determined by the Board of Directors. On January 4, 2006 Mr. Watters, Mr. Nugent and Mr. Taneja resigned their respective positions with the Company as part of the negotiations for the sale of the Label Click, Inc. subsidiary stock.

In October 2004, we entered into a three-year employment agreement with Mr. Shalek at an annual base salary of $125,000, plus annual performance bonus and stock options to be determined by the Board of Directors.

Option Grants in Last Year and Stock Option Grant.

No options were granted during the year ended December 31, 2005.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The following table provides information on the value of the named executive officers’ unexercised options at December 31, 2005. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2005.

	Number of Unexercised Options at Year End		Value of Unexercised In-The-Money Options at Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2005 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	6,149,444	39.5%
Common	Brian T. Nugent (4)	1,069,075	6.87%
Common	Jugal K. Taneja(5)	4,615,787	29.67%
Common	Patrick Sheppard(6)	326,675	2.1%
Common	Alfred Lehmkuhl(7)	1,562,395	10.0%
Common	All officers and directors as a group (5 persons)	13,723,376	88.23%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 2595 Tampa Road, ., Palm Harbor, FL 34684.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)	Of the shares beneficially owned by Mr. Watters, 1,913,868 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 710,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife. Also includes 210,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(5)	Of the shares beneficially owned by Mr. Taneja, 450,994 shares are owned by Manju Taneja, Mr. Taneja’s wife. 285,720 shares are owned by Carnegie Capital LLC, a company owned and controlled by Mr. Taneja, 553,750 shares are owned by 21st Century Healthcare Fund L.P., a company controlled by Mr. Taneja, and 322,232 shares are owned by Bryan Capital Limited Partnership, a company wholly-owned by Dynamic Health Products, Inc., a public company which is controlled by Mr. Taneja. Mr. Taneja disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 710,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(6)	Of the shares beneficially owned by Mr. Sheppard, 50,000 shares are issuable upon exercise of 50,000 options at $1.02 per share. Mr. Sheppard’s beneficial ownership also includes 110,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(7)	Of the shares beneficially owned by Mr. Lehmkuhl, 38,100 shares are held by Mr. Lehmkuhl as custodian for each of Joseph J. Zam, Jr. and Katelyn C. Zam, Mr. Lehmkuhl’s grandchildren. Also includes 50,000 shares issuable upon exercise of 50,000 options at $1.02 per share and 110,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 15, 2005 the Company issued 500,000 shares each of common stock to Steve Watters and Jugal Taneja for the payment of $200,000 to the Company that was used to may the Preferred dividends to Laurus Master Fund, Ltd.

As of December 31, 2004, the Company had an outstanding obligation to Mr. Watters in the amount of approximately $87,075, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

On January 4, 2006, Vertical Health Solutions, Inc. (the “Company”), entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. (“Labelclick”). The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption and personal guarantee of the purchasers of debt in the aggregate amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a current director, Brian Nugent, our former President and a current director, and Jugal K. Taneja, a former consultant and a current director. In connection with the sale, the Company received an independent valuation of Labelclick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors

As of December 31, 2005 and 2004, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer, in the amounts of approximately $20,596 and $2,283, respectively, for working capital advances made to the Company. This obligation is included in the amounts due to related parties.

As of December 31, 2005 and 2004, the Company had an outstanding obligation to Thaddeus J. Shalek, Chief Financial Officer of the Company, in the amounts of approximately $ -0- and $6,608, respectively, for working capital advances made to the Company. This obligation is included in the amounts due to related parties.

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

Geopharma, Inc. (“Geopharma”), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the year ended December 31, 2005, the Company sold Geopharma $4,754 of raw materials, and purchases of products from subsidiaries of Geopharma were approximately $310,216. As of December 31, 2005, approximately $203,420 was due to subsidiaries of Geopharma and is included in obligations to affiliates and Geopharma owed the Company $-0-.

PART IV

Item 13.	EXHIBITS.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

4.3	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Employment Agreement with Stephen M. Watters*

10.3	Form of Employment Agreement with Brian T. Nugent*

10.4	Form of Employment Agreement with Thaddeus J. Shalek.**

10.5	Form of Consulting Agreement with Jugal K. Taneja**

10.8	Stephen Watters warrant agreement*

10.9	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.

21.1	Vertical Health Solutions, Inc. – List of Subsidiaries.

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.

**	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2004.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB during such fiscal years, were $37,182 and $26,500, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $37,182 and $26,500 for the years ended December 31, 2005 and 2004, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $0 and $0 for the years ended December 31, 2005 and 2004, respectively.

All Other Fees. For the fiscal year ended December 31, 2005, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 30, 2006	By:	/s/ Thaddeus J. Shalek, CPA
Thaddeus J. Shalek, CPA, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters Stephen M. Watters	Director	March 30, 2006

By:	/s/ Brian T. Nugent Brian T. Nugent	Director	March 30, 2006

By:	/s/ Thaddeus J. Shalek Thaddeus J. Shalek	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2006

By:	/s/ Jugal K. Taneja Jugal K. Taneja	Consultant and Director	March 30, 2006

By:	/s/ Alfred Lehmkuhl Alfred Lehmkuhl	Director	March 30, 2006

By:	/s/ Patrick Sheppard Patrick Sheppard	Director	March 30, 2006

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vertical Health Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vertical Health Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related statement of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company had a net loss of $715,088 for the year ended December 31, 2005 and had a working capital deficit of $978,897 as of December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2005 and 2004 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP
Tampa, Florida
March 2006

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004 (Restated)

	2005	2004 (Restated)
ASSETS
Current assets:
Cash	$14,782	$34,320
Accounts receivable, net	257,873	394,695
Inventories, net	744,060	416,008
Prepaid expenses	36,139	30,067
Other current assets	33,972	83,680
Due from affiliates	480	479

Total current assets	1,087,306	959,249
Cash, Restricted	—	3,730,258
Property and equipment, net	58,667	71,197
Goodwill	430,000	430,000
Intangible assets, net of amortization	6,913	2,157
Other assets	3,000	25,856

Total assets	$1,585,886	$5,218,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$447,017	$328,840
Other payables	—	5,457
Line of credit	400,000	365,000
Current portion of obligations under capital leases	7,676	17,294
Current portion of long-term obligations	104,975	78,845
Accrued expenses	293,532	72,890
Accrued preferred dividends	—	155,419
Obligations to affiliates	210,144	136,079
Notes payable to related parties	71,968	115,175
Due to related parties	108,067	72,123
Derivative financial instruments	414,328	3,476,290

Total current liabilities	2,057,707	4,823,412
Obligations under capital leases, less current portion		961
Long-term obligations, less current portion	382,965	190,442

Total liabilities	2,440,672	5,014,815

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares and 3,900,000 shares issued and outstanding, respectively	—	331,524
Common stock, $.001 par value, 100,000,000 shares authorized; 15,554,543 and 13,876,931 shares issued and outstanding, respectively	15,555	13,877
Additional Paid-In Capital	1,674,311	1,453,577
Accumulated equity (deficit)	2,544,651	(1,595,076)

Total stockholders’ equity (deficit)	(854,786)	203,902

Total liabilities and stockholders’ equity (deficit)	$1,585,886	$5,218,717

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2005 and 2004 (Restated)

	2005	2004 (Restated)
Sales	$4,447,291	$3,283,946
Cost of goods sold	2,473,170	1,352,303

Gross profit	1,974,121	1,931,643
Operating expenses:
Selling, general and administrative expenses	2,473,551	1,958,132

Total operating expenses	2,473,551	1,958,132

Operating (loss) before other income and expense	(499,430)	(26,489)
Other income (expense):
Interest income	79,292	32,283
Other income and expenses, net	5,254	40,925
Derivative instrument income (expense), net	(231,815)	306,710
Interest expense	(68,389)	(32,691)

Total other income (expense)	(215,658)	347,738

Income (Loss) before income taxes	(715,088)	320,738
Income taxes	0	0

Net Income (Loss)	(715,088)	320,738
Preferred stock dividends	743,655	487,943

Net (loss) available to common stockholders	$(1,458,743)	$(167,205)

Basic and diluted loss per share	$(0.10)	$(.01)

Basic and diluted weighted average number of common shares outstanding	14,672,839	13,716,147

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Year Ended December 31, 2005 and 2004 (Restated)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Dollars	Shares	Dollars
Balances at December 31, 2003	—	$—	13,709,375	$13,709	$1,168,731	$(1,427,871)	$(245,431)
Issuance of common stock in payment of an outstanding obligation of $3,793	—	—	3,700	4	3,789	—	3,793
Issuance of common stock in payment of surety bond	—	—	10,000	10	9,990	—	10,000
Issuance of Series A cumulative preferred stock	4,000,000		—	0
Accretion of preferred stock value for derivative instrument		332,524	—	0			332,524
Issuance of stock options for services	—	0	—	0	270,221	0	270,221
Issuance of common stock due to conversion of preferred stock	(100,000)	(1,000)	153,856	154	846	0	0
Net income	—	—	—	—	—	320,738	320,738
Preferred stock dividends	—	—	—	—	—	(487,943)	(487,943)

Balances at December 31, 2004 (Restated)	3,900,000	$331,524	13,876,931	$13,877	$1,453,577	$(1,595,076)	$203,902

Issuance of common stock for cash			1,000,000	1,000	199,000		200,000
Issuance of stock for services			37,610	38	24,437		24,475
Accretion of preferred stock value		509,168					509,168
Issuance of common stock in connection with retirement of preferred stock	(3,900,000)	(840,692)	640,000	640	(2,703)		(842,755)
							0
Net (loss)						(715,088)	(715,088)
Preferred stock dividends						(234,487)	(234,487)

Balances at December 31, 2005	0	$0	15,554,541	$15,555	$1,674,311	$(2,544,651)	$(854,786)

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2005 and 2004 (Restated)

	2005	2004 (Restated)
Cash flows from operating activities:
Net income (loss)	$(715,088)	$320,738
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,927	20,446
Interest on restricted cash	(79,292)	(32,258)
Derivative instrument (income) expense, net	231,815	(306,710)
Amortization of deferred consulting fees	74,564	170,800
Changes in operating assets and liabilities:
Accounts receivable	136,822	(259,933)
Inventories	(328,052)	(38,083)
Prepaid expenses	(6,072)	(3,532)
Other current assets	49,708	16,016
Due to/from affiliates, net	74,065	(133,167)
Other assets	24,856	(24,203)
Accounts payable	93,702	94,895
Other payables	(5,457)	22
Accrued expenses	220,642	16,683
Due to related parties	35,943	48,628

Net cash used in operating activities	(165,917)	(109,658)

Cash flows from investing activities:
Purchases of property and equipment	(11,032)	(26,469)
Purchases of goodwill	0	(232,379)

Net cash used in investing activities	(11,032)	(258,848)

Cash flows from financing activities:
Net change in credit line payable	35,000	365,000
Proceeds from release of restricted cash in connection with partial conversion of preferred stock	0	100,000
Proceeds from issuance of long-term obligations	368,345	—
Payments of long-term obligations	(197,712)	(81,175)
Payment of related party notes payable	(43,207)	(53,498)
Issuance of common stock for cash	200,000	—
Payments of costs for financing	(2,525)
Payments of preferred dividends	(202,490)	—

Net cash provided by financing activities	157,411	330,327

Net increase (decrease) in cash	(19,538)	(38,179)
Cash at beginning of period	34,320	72,499

Cash at end of period	$14,782	$34,320

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Year Ended December 31, 2005 and 2004 (Restated)

	2005	2004 (Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,233	$31,068
Cash paid during the period for income taxes	$0	$—
Supplemental schedule of non-cash financing activities:
Conversion of Series A Preferred stock into common stock	$0	$—
Accrual of preferred stock dividends	$187,416	$155,417
Issuance of common stock in payment of accrued preferred stock dividends	$187,416	$—
Conversion of credit line payable to note payable	$0	$—
Issuance of note payable for acquisition	$0	$215,000
Stock issued for surety bond	$0	$10,000
Stock issued for services	$24,475	$3,793
Options issued for consulting services	$0	$270,221
Restricted cash proceeds (net of $202,000 cost for transaction)	$0	$3,798,000

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 include the accounts of Vertical Health Solutions, Inc. and its wholly-owned subsidiaries (collectively the “Company”), Labelclick, Inc. VHS Genesis Corp Vertical Health Ventures, and Drug Depot, Inc. All intercompany accounts and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended December 31, 2004 to conform to the presentation as of and for the year ended December 31, 2005.

Restatements

Unless otherwise noted, all information presented as of and for the years ended December 31, 2005 and 2004 has been adjusted to retroactively reflect the effect of Derivative accounting which increased income for 2004 $306,710 or .02 per share.

Restatement Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances: derivative financial instruments have been recorded as liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to ($ 231,815) during the year ended December 31, 2005. The effect of the restatement on the comparative statement of operations for the year ended December 31, 2004 was $306,710, and earnings (loss) per share was impacted for the same period by $.02 per share.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of preferred stock instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes Option Pricing Model. Fair value for cash flow derivatives is determined using discounted future cash flows of the probable expected outcomes of the derivative contract.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances (see Note 3).

Intangible Asset

The intangible asset consisted of costs to obtain the Company’s loans and line of credit, web site and trademark acquisition costs and was being amortized using the straight-line method over a period of 3 and 15 years. Amortization charged to operations was $3,389 and $1,948 in 2005 and 2004.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the years ended December 31, 2005 and 2004.

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

DECEMBER 31, 2005 AND 2004

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2005 and 2004, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee.

Segment Information

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the twelve months ended December 31 2005 the Company had two industry segments: Manufacturing and Pharmacy Services. The Pharmacy Services segment was not in existence as of September 30, 2004, it was acquired on November 1, 2004.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the years ended December 30, 2005 and 2004.

	Twelve Months Ended
	December 31, 2005	December 31, 2004 (Restated)
Revenues
Manufacturing	$3,679,607	$3,195,634
Pharmacy services	767,685	88,312
Gross Profit
Manufacturing	1,600,534	1,897,840
Pharmacy services	373,587	33,803
Operating Income
Manufacturing	427,886	2,004
Pharmacy services	(71,544)	(28,493)

	As of December 31, 2005	As of December 31, 2004 (Restate)
Assets
Manufacturing	$1,507,646	$4,977,607
Pharmacy services	$78,239	$241,110
Corporate	$1,585,885	$5,218,717

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

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

	2005	2004 (Restated)
Net Income (loss), as reported	$(1,458,743)	$(167,205)
Compensation cost based on the fair value method	133,499	89,364

Pro forma net loss	$(1,592,242)	$(256,569)

Basic and diluted loss per share
As reported	$(.09)	$.00

Pro forma	$(.10)	$(.02)

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $69,687 and $15,611 for the years ended December 31, 2005 and 2004, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2005 and 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

Derivative Financial Instruments

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Preferred Stock issued to Laurus Master Fund, Ltd. (Laurus), (b) the Warrants issued in connection with the Laurus Preferred Stock and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of 820,000 shares at December 31, 2005 and 4,720,000 shares at December 31, 2004 and are carried at fair value as of those respective dates.

At December 31, 2005 and 2004 the following derivative liabilities related to warrants and embedded instruments were outstanding:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Value at issue date	Value at 12/31/2005	Value at 12/31/2004 (Restated)
5/27/2004	5/26/2011	820,000 Warrants-Laurus Capital Ltd.	$1.87	$1,389,829	$414,328	$416,290

Fair value of freestanding derivative instrument liabilities for warrants					$414,328	$416,290

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Value at issue date	Value at 12/31/2005	Value at 12/31/2004
5/27/2004	5/26/2011	Series A Convertible Preferred Stock Laurus Capital Ltd.	$0.65	$4,071,856	$—	$3,060,000
Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments

				$3,060,000	$—	$3,060,000

Total derivative financial instruments				$5,461,685	$414,328	$3,476,290

Preferred Stock consists of the following as of December 31, 2005 and 2004:
4,000,000 shares authorized; 0 and 3,900,000 shares issued and outstanding				$-0-	$331,524

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to the current year presentation.

NOTE 2—RELATED PARTY TRANSACTIONS

On April 15, 2005 the Company issued 500,000 shares of common stock to Steve Watters and Jugal Taneja for the payment of $200,000 to the Company that was used to may the Preferred dividends to Laurus Master Fund, Ltd.

As of December 31, 2005 and 2004, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amounts of approximately $-0- and $24,029, respectively, with interest at the rate of 9% per annum. In addition, as of December 31, 2005 and 2004, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $87,075 and $46,254, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of December 31, 2005 and 2004, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of approximately $-0- and $24,029, respectively, with interest at the rate of 9% per annum.

As of December 31, 2005 and 2004, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, President and Chief Operating Officer of the Company, in the amounts of approximately $20,596 and $2,283, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

As of December 31, 2005 and 2004, the Company had an outstanding obligation to Thaddeus J. Shalek Chief Financial Officer of the Company, in the amounts of approximately $-0- and $6,608, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

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

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Innovative. For the years ended December 31, 2005 and 2004, there were $4,754 and no sales of products to Geopharma or its subsidiaries, and purchases of products from subsidiaries of Geopharma were approximately $310,216 and $469,145. As of December 31, 2005 and 2004, approximately $203,420 and $129,355 was due to subsidiaries of Geopharma and is included in obligations to affiliates.

DrugMax, Inc. (“DrugMax”), a publicly traded company, is a wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of DrugMax. For the years ended December 31, 2005, and 2004 sales of products to subsidiaries of DrugMax were approximately $ -0- and $-0- and there were no purchases of products from subsidiaries of DrugMax. At December 31, 2005 and 2004, $6,724 and $6,724 was due to DrugMax or its subsidiaries.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

Bayshore Media, Inc. (“Bayshore”) is a marketer of private label bottled water and health products. Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, is also a principal shareholder and Chief Executive Officer of Bayshore. Brian T. Nugent, a Director, President and Chief Operating Officer of the Company, is also a principal shareholder and President of Bayshore. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a principal shareholder of Bayshore. For the years ended December 31, 2005 and 2004, sales of products to Bayshore were approximately $-0-and $-0- and purchases of products from Bayshore were approximately $-0- and $816. In addition, Bayshore charged the Company consulting fees of approximately $-0- and $-0-, respectively for graphic services provided to the Company. The charges were on an hourly basis for services rendered. As of December 31, 2005 and 2004, approximately $-0- and $-0- was due from Bayshore and is included in amounts due from affiliates.

Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and is a principal stockholder of the Company. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the years ended December 31, 2005 and 2004, the Company charged a subsidiary of Dynamic consulting fees of $ -0- and $-0-, respectively for graphic services provided and Dynamic charged the Company consulting fees of approximately $-0- and $5,213, respectively, for accounting and administrative services provided to the Company. The charges were on an hourly basis for services rendered. As of December 31, 2005 and 2004, $-0- was due to Dynamic and is included in obligations to affiliates.

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

The Company acquired the assets of T & L Pharmacies, Inc. to enhance the current relationship with the veterinary community by providing additional products and services. The operations of the pharmacy from the date of acquisition are included in the consolidated financial statements of the Company. The purchase price for the assets is allocated in the following table:

Inventory	$52,314
Property and equipment	10,419
Goodwill	430,000

Total Assets	$492,733

The following is a presentation of the unaudited consolidated pro forma operations:

	2004	2003
Revenue	$7,296,100	$8,719,700
Net Income (loss) before extraordinary items	(141,400)	(142,300)
Earnings (loss) per share	$(0.01)	$(0.01)

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2005	2004 (Restated)
Accounts receivable	$264,872	$399,695
Less allowance for uncollectible accounts	(7,000)	(5,000)

Total	$257,872	$394,695

For the years ended December 31, 2005 and 2004, bad debt expense charged to operations for estimated uncollectible accounts receivable was $2,000 and $4,000, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

NOTE 4—INVENTORIES, NET

Inventories, net consist of the following:

	2005	2004 (Restated)
Raw materials	$137,498	$65,742
Finished goods	648,982	375,686

	786,480	441,428
Less reserve for obsolescence	(42,420)	(25,420)

Total	$744,060	$416,008

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2005	2004 (Restated)
Furniture and fixtures	$7,684	$7,684
Equipment	103,289	89,669
Leasehold improvements	6,298	8,885

	117,271	106,238
Less accumulated depreciation and amortization	(58,604)	(35,041)

Total	$58,667	$71,197

Depreciation expense charged to operations was $23,563 and $18,498 for the years ended December 31, 2005 and 2004.

NOTE 6—LINE OF CREDIT

During 2005, the Company refinanced its prior line of credit and borrowed a total of $400,000 pursuant to a line of credit, that matured on February 10 2006 and bears interest at a variable rate of 1.0% over the prime rate with an initial rate of 6.50% per annum. The loan had an outstanding principal balance of $400,000 at December 31, 2005 and is secured by certain assets owned by a related party. The total amount available under the terms of the line of credit was $500,000. The loan was refinanced in February 2006 as part of the sale of the Label Click, Inc stock.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

NOTE 7—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004 (Restated)
Current income tax expense (benefit)	$(164,000)	$4,800
Deferred income tax expense (benefit)	(164,000)	(4,800)

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2005 and 2004 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2005	2004 (Restated)
Computed tax expense (benefit) at the statutory rate 34%	$(243,000)	182,800
Increase (decrease) in taxes resulting from:
Derivative Income (Expense)	79,000	(178,000)

Current income tax expense (benefit)	(164,000)	4,800

Temporary differences that give rise to deferred tax assets and liabilities:

	2005	2004 (Restated)
Deferred tax assets:
Net operating loss carryforward	$602,000	$438,000
Less valuation allowance	(602,000)	(438,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2005, approximately $1,724,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

NOTE 8—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2005 and 2004:

	2005	2004 (Restated)
Promissory note payable to a financial institution, bearing interest at 6.75% per annum, due in monthly principal and interest payments of approximately $6,400 through June 2006. The note is collateralized by a shareholders stock and corporate assets.	$-0-	$109,023
Promissory note payable to a financial institution, bearing interest at 7.50% per annum, due in monthly principal and interest payments of approximately $9,862 through February 2010. The note is collateralized by a shareholders stock and corporate assets.	$396,446	$0
Promissory notes payable to a financial institution, bearing interest at fixed interest rates of 7.75% per annum, due in monthly principal and interest payments of approximately $469 through September 2006. The notes are collateralized by equipment.	$4,059	$9,157
Promissory note payable to a financing company, bearing interest at 8.78% per annum and requiring principal and interest payments of $249 through May 2008. The note is collateralized by software.	$6,485	$8,608
Promissory note payable to T & L Pharmacies, Inc., bearing interest at 7% per annum, due in monthly principal and interest payments of approximately $6,638.58 through November, 2007 collateralized by accounts receivable and inventory.	152,919	226,594

	559,909	336,403
Less current maturities	176,943	145,961

Total	$382,966	$190,442

The current maturities are presented in the balance sheet as $104,975 – Current portion of long-term liabilities, $71,968 as the notes payable to related parties as of December 31, 2005. The Current portion of long-term liabilities at December 31, 2004 were $78,845, $ 67,116 included in the notes payable to related parties.

At December 31, 2005, aggregate maturities of long-term obligations are as follows:

Year ending December 31,
2006	$176,943
2007	189,004
2008	114,003
2009	79,959

Total	$559,909

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

On February 10, 2005, the Company entered into a new financing arrangement , whereby the Company’s indebtedness to a previous financial institution with a principal balance of $109,023, along with a portion of the then existing line of credit was converted to a promissory note payable to the new financial institution with interest at the rate of 7.50% per annum, with principal and interest being paid monthly in the amount of approximately $9,862, for 60 months commencing February 10, 2005

NOTE 9—COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company is the lessee of warehouse and office equipment under capital leases expiring in 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2005 and 2004. The cost of the property under capital leases included in property and equipment, net was $5,900 and $5,900 at December 31, 2005 and 2004. The accumulated depreciation on these assets was $3,343 and $2,163 at December 31, 2005 and 2004.

Minimum future lease payments under capital leases as of December 31, 2005 for each of the next five years and in aggregate are:

Year ending December 31,
2006	$7,816
2007	-0-
2008	-0-
2009	-0-
2010	-0-

7,816
Less amount representing interest	(140)

Total	$7,676

Interest rates vary on capitalized leases from 17% to 19.8% and are imputed based on the lower of the Company’s incremental borrowing rates at the inception of each lease or the lessor’s implicit rate of return.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

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

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at December 31, 2005:

Year ending December 31,
2006	$35,411
2007	-0-
2008	-0-
2009	-0-
2010	-0-
Thereafter	-0-

$35,411

Total rent expense for the year ended December 31, 2005 and 2004 was approximately $42,164 and $47,923.

Employment Agreements

Effective November 1, 2003 the Company entered into an Employment Agreement with Stephen M. Watters, the Company’s Chief Executive Officer, for a term of three years. The annual base salary payable under the agreement is $165,000, payable in bi-weekly payments of approximately $6,346, plus a monthly auto allowance of $600. The amount of base salary payable is subject to periodic review and adjustment. Under the terms of the agreement, Mr. Watters is eligible for certain fringe benefits and participation in any executive bonus plan created at the discretion of the Compensation Committee of the Board of Directors of the Company. On January 4, 2006, as part of the sale of the Label Click, Inc. sale, Mr. Watters resigned his position as the Company’s Chief Executive Officer.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

Effective November 1, 2003, based on mutual agreement between the parties, the Company entered into a new Employment Agreement with Brian T. Nugent, the Company’s President and Chief Operating Officer, for a term of three years, and the previous Employment Agreement between the parties was cancelled. The annual base salary payable under the new agreement is $165,000, payable in bi-weekly payments of approximately $6,346, plus a monthly auto allowance of $600. The amount of base salary payable is subject to periodic review and adjustment. Under the terms of the agreement, Mr. Nugent is also eligible for certain fringe benefits and participation in any executive bonus plan created at the discretion of the Compensation Committee of the Board of Directors of the Company. On January 4, 2006, as part of the sale of the Label Click, Inc. sale, Mr. Nugent resigned his position as the Company’s President and Chief Operating Officer.

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

Consulting Agreement

Effective November 1, 2003, the Company entered into a Consulting Agreement with Jugal K. Taneja, for a term of three years. Mr. Taneja has served as a Director of the Company since its inception. Annual base compensation payable under the agreement is $110,000, payable in monthly payments of approximately $9,167. The agreement contains termination for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit Mr. Taneja from competing with the Company under certain circumstances. The period covered by the non-competition provisions will end three years after the termination of the consultant’s consulting agreement with the Company. On January 4, 2006, as part of the sale of the Label Click, Inc. sale, Mr. Taneja resigned his position as a consultant to the Company.

Litigation

During 2005, the Company was involved in a lawsuit concerning patent rights issues. The suit was settled in 2006, the obligation for payment will be borne by Labelclick, Inc., the subsidiary that was sold, effectively on January 18, 2006. The Company is not currently a party to any other legal proceeding, which it believes will have a material adverse affect on its results of operations.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

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

The following summarizes information about the aggregate stock option activity for the year ended December 31, 2005:

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

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004 (Restated)
Risk-free interest rate	3.81%	3.81%
Dividend yield	0%	0%
Volatility	222.10%	222.10%
Average expected term	4 years	5 years

	2005		2004 (Restated)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	650,000	$1.02	650,000	$1.02
Granted	650,000	1.04
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31,	1,300,000	$1.03	1,300,000	1.02

Options exercisable at December 31,	1,300,000	$1.02	1,200,000	1.02

Weighted average fair value of options granted		$1.03		$—

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

Stock options outstanding and exercisable under the plan as of December 31, 2005, were:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
Exercise prices $1.01 – 1.20	1,300,000	$1.03	3.25	1,200,000	$1.02

NOTE 11—SHAREHOLDERS’ DEFICIT

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

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

In April 2005, the Company sold 1,000,000 of common stock to Steve Watters and Jugal Taneja for $100,000.

In August 2005, the Company issued 37,610 shares of common stock to unrelated parties in payment of outstanding obligations of $24,475.

On November 28, 2005, the Company and its wholly owned subsidiary, Vertical Health Ventures, Inc., entered into a Repayment Agreement with Laurus Master Fund, LTD. (“Laurus”). The Company will reacquire and cancel the remaining $3,900,000 of Series A Preferred Stock of its subsidiary that is convertible into shares of common stock of the Company (the “Series A”) and pay all currently accrued but unpaid preferred dividends of $216,802 and a prepayment redemption fee of $195,000. The Series A Preferred Stock was part of the financing entered into by the Company on May 27, 2004.

The Company will complete the transaction by payment of the funds, approximately ($3,827,631), currently held in the restricted cash account at North Fork Bank and the issuance of 640,000 shares of the Company’s common stock. The common stock will not be registered under the Securities Act of 1933 at the time of initial issue. The common stock may be registered in the future when the Company files for registration of other securities.

The terms of the Series A Preferred Stock, originally, $4,000,000 includes the Series A pays dividends at the rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). Dividends on the Series A are payable monthly commencing December 1, 2004 (accruing from May 27, 2004), and may be paid, at the investor’s option, in (i) cash at a 2% premium, or (ii) shares of common stock (but subject to the conversion requirements discussed below). If paid in shares of common stock the number of shares to be issued shall equal the total amount due, divided by $1.67 (107% of the average closing price of the common stock for the ten trading days immediately prior to the issuance date of the Series A). If the average closing price of the common stock for five consecutive trading days is greater than $1.92 (115% of the conversion price), Laurus is required to convert their Series A into an amount equal to the lesser of (i) 20% of the aggregate dollar trading volume of the common stock for such five consecutive trading days, or (ii) all of the Series A then outstanding.

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

NOTE 12—EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2005.

The following sets forth the computation of basic and diluted net earnings (loss) per common share:

	2005	2004 (Restated)
Numerator:
Net income (loss)	$(715,088)	$320,738
Less preferred stock dividend	(743,655)	(487,943)

Net income (loss) available to common stockholders	$(1,438,743)	$(167,205)

Denominator:
Weighted average basic shares outstanding	$14,672,839	$13,717,069
Stock options	—
Warrants	—
Convertible note		—

Weighted average fully diluted shares outstanding	$14,672,839	$13,717,069

Net earnings per common share—Basic and diluted	$(.05)	$(.01)

During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 13—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended December 31, 20054, two customers represented 34.9%

NOTE 14—SUBSEQUENT EVENT

On January 4, 2006, Vertical Health Solutions, Inc. (the “Company”), entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. (“Labelclick”). The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of debt in the aggregate amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a current director, Brian Nugent, our former President and a current director, and Jugal K. Taneja, a former consultant and a current director. In connection with the sale, the Company received an independent valuation of Labelclick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors.

On January 18, 2006, Thaddeus J. Shalek, the Chief Financial Officer of the Company was appointed Chief Executive Officer of the Company.

On February 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), completed the borrowing on a Business Loan Agreement with Patriot Bank of Trinity, Florida, dated as of February 10, 2005. The loan is a term loan in the amount of $500,000 which bears interest at the rate of 6.75% per annum. The loan will be repaid on a monthly basis over a five-year period.

On February 10, 2005, the Company entered into a Business Loan Agreement for a one-year business line of credit with Patriot Bank of Trinity, Florida. The total amount available on the loan is $500,000. The loan has provision for an interest rate of 6.5% per annum on the outstanding balance. The loan is required to be repaid in full on February 10, 2006. The Company borrowed $200,000 under the line of credit on February 16, 2005 and an additional $200,000 throughout 2005. The Bank obligations were all assumed by Vitality Systems, Inc. as part of the sale of Labelclick, Inc. effective January 4, 2006. The owners of Vitality Systems, Inc. have guaranteed the debt.

Approximately $600,000 of the proceeds from the foregoing loans was used to repay the Company’s outstanding indebtedness to First Community Bank.