Form 10QSB
period 2006-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2006-05-22
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3635262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2595 Tampa Road, Suite E, Palm Harbor, Florida	34684
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of May 12, 2006 was 16,211,257.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	31-Dec 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,002	$14,782
Accounts receivable, net	63,844	257,873
Inventories, net	54,063	744,060
Prepaid expenses	2,965	36,139
Other current assets	2,858	33972
Current portion note due from related parties	87,101	480

Total current assets	214,833	1,087,306
Property and equipment, net	14,967	58,667
Goodwill	430,000	430,000
Intangible assets, net of amortization	6,214	6,913
Note receivable from related parties	182,583	0
Other assets	3,000	3,000

Total assets	$851,597	$1,585,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,195	$447,017
Line of Credit	0	400,000
Current portion of obligations under capital leases	0	7,676
Current portion of long-term obligations	0	104,975
Accrued expenses	69,323	293,532
Accrued preferred dividends	0	0
Obligations to affiliates	0	210,144
Notes payable to related parties	71,968	71,968
Due to related parties	97,271	108,067
Derivative financial instruments	413,572	414,328

Total current liabilities	703,329	2,057,707
Long-term obligations, less current portion	80,951	382,965

Total liabilities	784,280	2,440,672

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value, 48,000,000 shares authorized; 16,211,257 and 15,554,543 shares issued and outstanding, respectively	16,211	15,555
Additional paid in capital	4,332,329	1,674,311
Accumulated deficit	(4,281,223)	(2,544,651)

Total stockholders’ equity	67,317	(854,786)

Total liabilities and stockholders’ equity	$851,597	$1,585,886

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited) Restated
Sales	$166,930	$974,621
Cost of goods sold	82,614	434,101

Gross profit	84,316	540,520

Operating expenses:
Selling, general and administrative expenses	219,560	657,422

Total operating expenses	219,560	657,422

Operating income (loss) before other income and expense	(135,244)	(116,902)

Other income (expense):
Interest income	6,736	15,906
Other income and expenses, net	0	5,230
Derivative income (expense)	756	(1,174,015)
Gain on sale of subsidiary	270,990	0
Interest expense	(2,400)	(22,121)

Total other income (expense)	276,082	(1,175,000)

Income (loss) before income taxes	140,838	(1,291,902)

Income taxes	0	0

Net income (loss)	140,838	(1,291,902)
Preferred stock dividends	0	72,258

Net income (loss) available to common stockholders	$140,838	$(1,364,160)

Basic income (loss) per share	$0.01	$(0.10)

Basic weighted average number of common shares outstanding	15,868,306	13,876,931

Diluted income (loss) per share	$0.01	$(0.10)

Diluted weighted average number of common shares outstanding	16,688,306	13,876,931

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited) Restated
Cash flows from operating activities:
Net income (loss)	$140,838	$(117,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	948	6,539
Interest on restricted cash	0	(21,138)
Amortization of deferred consulting fees	18,641	18,641
Changes in operating assets and liabilities:
Accounts receivable, net	(33,744)	169,291
Inventories, net	(1,154)	(52,806)
Prepaid expenses	1,271	(3,279)
Other current assets	0	0
Due to/from affiliates, net	0	(97,070)
Other assets	0	(1,000)
Accounts payable	22,583	26,042
Other payables	0	(5,457)
Accrued expenses	56,959	(5,726)
Due to related parties	0	(16,400)

Net cash provided by (used in) operating activities	206,342	(100,250)

Cash flows from investing activities:
Purchases of property and equipment	0	(1,066)

Net cash provided by (used in) investing activities	0	(1,066)

Cash flows from financing activities:
Net change in credit line payable	0	(165,000)
Payments of long-term obligations	0	(48,777)
Net proceeds from issuance of long term debt	0	324,090
(Payment of) Proceeds from related party payable	97,272	41,117
Receipt of note from related parties for sale of subsidiary	(300,000)	0
Payments received from related parties	30,317	0
Debt assumed by related parties from sale of subsidiary	(44,711)	0
Payments of loan closing costs	0	(2,525)

Net cash used in financing activities	(217,122)	148,905

Net (increase) decrease in cash	(10,780)	47,589
Cash at beginning of period	14,782	34,320

Cash at end of period	$4,002	$81,909

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited) Restated
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$22,121

Cash paid during the period for income taxes	$0	$—

Supplemental schedule of debt refinancing:
Refinance of debt	$	$593,236

Supplemental schedule of non-cash financing activities:

Accrual of preferred stock dividends	$0	$72,258

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

(1) Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005 and the two years then ended including notes thereto.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The condensed consolidated financial statements as of March 31, 2006 and 2005 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively the “Company”), Vertical Health Ventures, and Drug Depot, Inc. All intercompany accounts and balances have been eliminated in consolidation.

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

Intangible Asset

The intangible asset consisted of costs to obtain the Company’s loans and line of credit and web site and was being amortized using the straight-line method over a period of 3 years. Amortization charged to operations was $ -0- and $ 687 for the three months ending March 31, 2006 and 2005.

Goodwill

The Goodwill was recorded on the books as a result of the acquisition of the pharmacy operations by the wholly owned subsidiary, Drug Depot, Inc, dba APS Pharmacy on November 1, 2004. The Goodwill is not being amortized in accordance with the provisions of SFAS 142.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

MARCH 31, 2006 AND 2005

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the three months ending March 31, 2006 and 2005.

Gain on Sale of Subsidiary

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

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

The Statement of Operations reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, the are related parties.

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

MARCH 31, 2006 AND 2005

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2006 and 2005, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the three months ending March 31, 2006 and currently, the Company operates one segment.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Base Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payment, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for annual periods beginning after December 15, 2005 and, therefore, was effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R , a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date, of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. As of the adoption of SFAS 123R, On January 1, 2006, the Company had 100,000 unvested outstanding options and therefore adopted the modified prospective method. However, the amount of the unvested expense from January 1, 2006 to the vesting date of February 11, 2006 was immaterial and resulted in no additional expense for the period ending March 31, 2006.

Subsequent to the vesting of the 100,000 options, the Company exchanged all vested employee stock options totaling 650,000 for 650,000 shares of common stock of the company. At the time of the exchange on February 16, 2006, the fair value of the options was approximately the same as the value of the stock given in exchange. Therefore, under Illustration 12(b) of SFAS 123R and paragraph A 151, there is no additional compensation expense for the current period.

The Company previously reported stock based compensation in accordance with FAS 123 and the pro forma effect of that prior comparative period is presented as follows:

March 31, 2005
Net Income (loss), as reported	$(1,364,160)
Compensation cost based on the fair value method	5,928

Pro forma net income (loss)	$(1,370,088)

Basic and diluted income (loss) per share
As reported	$(.10)

Pro forma	$(.10)

The fair value of employee stock options was determined at their original grant date using the Black-Scholes Option Model using a volatility of 222%, a term of five years and a risk free interest rate of 3.03%. The fair value of options exchanged for common stock at February 16, 2006 was determined using the Black-Scholes Option Model using a volatility of 222%, a remaining term of three years and a risk free interest rate of 4.82%.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $1,683 and $10,641 for the three months ended March 31, 2006 and 2005, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2006 AND 2005

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

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the period ended March 31, 2005 to conform to the presentation as of and for the period ended March 31, 2006.

Restatements

Unless otherwise noted, all information presented as of and for the year ended December 31, 2005 and the quarter ended March 31, 2005 have been adjusted to retroactively reflect the effect of Derivative accounting which decreased income for the quarter ended March 31 2005 $1,174,015 or (.09) per share.

Restatement Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances: derivative financial instruments have been recorded as liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $756 during the quarter ended March 31, 2006. The effect of the restatement on the comparative statement of operations for the quarter ended March 31, 2005 was ($1,174,015), and (loss) per share was impacted for the same period by ($.09) per share.

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

Certain items previously reported in the prior year have been reclassified to conform to the current year presentation

(3) SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three months ended March 31, 2006, the Company had one industry segment: Prescription Services.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

(4) Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at March 31, 2006. However, convertible debt and preferred stock warrants, officer, employee and non employee stock options that are considered potentially dilutive are considered antidilutive for the period March 31, 2005 since there was a net loss and are not included in the fully diluted share calculation.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for March 31, 2005:

Three Months ending March 31, 2005
Numerator:
Net income (loss)	$(1,291,902)
Less preferred stock dividend	72,258

Net income (loss) available to common stockholders	$(1,364,160)

Denominator:
Weighted average basic shares outstanding	13,876,931
Stock options	5,242,815
Warrants	1,877,140
Convertible note	-0-

Weighted average fully diluted shares outstanding	$20,996,886

Net earnings (loss) per common share—Basic and diluted	$(.10)

(5) Related Party Transactions

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the amount of $9,263.13, accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

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

As of March 31, 2006 and 2005, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and former Chief Executive Officer of the Company, in the amounts of approximately $ -0- and $17,670, respectively, with interest at the rate of 9% per annum. In addition, as of March 31, 2006 and 2005, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $10,000 and $41,916, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of March 31, 2006 and 2005, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of approximately $-0- and $17,670, respectively, with interest at the rate of 9% per annum. In addition, as of March 31, 2006 and 2005, the Company had an outstanding obligation to Mr. Taneja in the amounts of approximately $10,000 and $395, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of March 31, 2006 and 2005, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, former President and Chief Operating Officer of the Company, in the amounts of approximately $5,000 and $7,199, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of March 31, 2006 and 2005, the Company had an outstanding obligation to Ted Shalek, Chief Executive and Financial Officer, in the amounts of approximately $10,000 and $-0-, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of March 31, 2006 and 2005, the Company had an outstanding obligation to Vitality Systems, Inc., owned by Stephen M. Watters, Jugal K. Taneja and Brian T. Nugent, a principal shareholders, Directors, former officers of the Company, in the amounts of approximately $51,146 and $-0-, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

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

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three months ended March 31, 2006 and 2005, there were sales of products to Geopharma or its subsidiaries in the amount of $5,052 and $ -0-, and purchases of products from subsidiaries of Geopharma were approximately $-0- and $ -0-. As of March 31, 2006 and 2005, approximately $ -0- and $ -0- was due to subsidiaries of Geopharma and is included in obligations to affiliates.

DrugMax, Inc. (“DrugMax”), a publicly traded company, is a wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of DrugMax. For the three months ended March 31, 2006, and 2005 sales of products to subsidiaries of DrugMax were approximately $ -0- and $ -0- and purchases of products from subsidiaries of DrugMax were $ -0- and $ -0- for the three months ended March 31, 2006 and 2005. At March 31, 2006 and 2005, $-0- and $-0- was due to DrugMax or its subsidiaries.

        Dynamic Health Products, Inc. (“Dynamic”), a publicly traded company, is a marketer and distributor of dietary supplements and health and beauty care products, and is a principal stockholder of the Company. Mr. Taneja, a principal shareholder and Director of the Company is also a Director, Chairman of the Board and principal shareholder of Dynamic. For the quarters ended March 31, 2006 and March 31, 2005, there were no sales of products to Dynamic or its subsidiaries and no purchases from Dynamic or its subsidiaries.

(6) Debt Refinancing

On February 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), completed the borrowing on a Business Loan Agreement with Patriot Bank of Trinity, Florida, dated as of February 10, 2005. The loan is a term loan in the amount of $500,000, which bears interest at the rate of 6.75% per annum. The loan was to be repaid on a monthly basis over a five-year period. The loan was collateralized by 1,214,311 shares of Vertical Health Solutions, Inc. stock held by Stephen Watters, former CEO, Brian Nugent, former President and COO and Jugal Taneja, Chairman of the Board. The monthly payments on the note were $9,861. The balance outstanding at March 31, 2006 and 2005 was $-0- and $470,000 respectively. As part of the sale of the stock of LabelClick, Inc. the note was assumed by Vitality Systems, Inc. and guaranteed by the shareholders of Vitality Systems, Inc.

On February 10, 2005, the Company entered into a Business Loan Agreement for a one-year business line of credit with Patriot Bank of Trinity, Florida. The total amount available on the loan is $500,000. The loan had provision for an interest rate of 6.5% per annum on the outstanding balance. The loan was required to be repaid in full on February 10, 2006. The Company borrowed $200,000 under the line of credit on February 16, 2005, The balance outstanding at March 31, 2006 and 2005 was $-0- and $200,000 respectively. As part of the sale of the stock of LabelClick, Inc. the note was assumed by Vitality Systems, Inc. and guaranteed by the shareholders of Vitality Systems, Inc.

Approximately $600,000 of the proceeds from the foregoing loans were used to repay the Company’s outstanding indebtedness to First Community Bank and vendor debt.

NOTE 7—INCOME TAXES

Income tax expense (benefit) for the period ended March 31, 2006 and 2005 is as follows:

	2006	2005 (Restated)
Current income tax expense (benefit)	$48,000	$—
Deferred income tax expense (benefit)	(48,000)	—

Income tax expense (benefit)	$—	—

Income taxes for the three months ended March 31, 2006 and 2005 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005 (Restated)
Computed tax expense (benefit) at the statutory rate 34%	$48,000	$440,000
Increase (decrease) in taxes resulting from:
Derivative Income (Expense)	(48,000)	(440,000)

Current income tax expense (benefit)	–0–	—

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005 (Restated)
Deferred tax assets:
Net operating loss carryforward	$550,000	$477,000
Less valuation allowance	(550,000)	(477,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at March 31, 2006, approximately $1,676,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

(8) Subsequent Event

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

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

On April 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), converted two promissory notes with an aggregate principal amount of $200,000 into shares of common stock at the rate of $.20 per share. The promissory notes, each in the principal amount of $100,000, were issued to Stephen M. Watters, our former Chief Executive Officer, and Jugal M. Taneja, a member of our Board of Directors and a consultant to the Company. Each of Messrs. Watters and Taneja received 500,000 shares of our common stock.

(9) Going Concer

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained opperating losses in recent years. Further for the three months ended March 31, 2006, VHS had negative working capital of approximately $488,496. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $4,281,223. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

The Company is pursuing equity financing for the further growth of the business and other acquisitions: failure to secure such financing or to raise additional capital may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets of the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Overview

The Company derives its revenues, primarily from the sale of prescription drugs to veterinarians and their clients. Revenues are billed and recognized, as product is shipped, net of discounts, allowances, returns and credits.

Cost of goods sold is comprised of material product costs, packaging , direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Revenues. The Company generated revenues of $166,930 for the three months ended March 31, 2006, a decrease of $807,691 or 82.9%, compared to $974,621 for the three months ended March 31, 2005. The decrease in revenues was primarily attributable to the sale of the Labelclick, Inc. subsidiary as of January 4, 2006.

Gross profit. The Company achieved a gross profit of $84,316 for the three months ended March 31, 2006; an decrease of $456,204 or 84.4%, compared to $540,520 for the three months ended March 31, 2005. Gross margin, as a percentage of revenues, decreased from 55.5% for the three months ended March 31, 2005, to 50.5% for the three months ended March 31, 2006. The decrease in gross margin was primarily attributable to the sale of Labelclick, Inc. subsidiary as of January 4, 2006.

Operating expenses. The Company incurred operating expenses of $219,560 for the three months ended March 31, 2006; an decrease of $437,862 or 66.6%, compared to $657,422 for the three months ended March 31, 2005. The increase is primarily attributable to the sale of Labelclick, Inc. subsidiary as of January 4, 2006.

Interest expense, net of interest income. Interest expense, net of interest income was ($4,336) for the three months ended March 31, 2006, compared to $6,215 for the three months ended March 31, 2005. The decrease in interest expense, net of interest income was primarily a result of increases in principal payments on outstanding debt and the sale of Labelclick, Inc. subsidiary as of January 4, 2006.

Income taxes. The Company had no income tax provision for the three months ended March 31, 2006 and 2005. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends payable were $-0- for the three months ended March 31, 2006, compared to $72,258 for the three months ended March 31, 2005.

Net income (loss) per share. Net (loss) per share for the three months ended March 31, 2006 was $.01, compared to net (loss) income per share of ($.10) for the three months ended March 31, 2005. The increase in net income was primarily a result of the sale of Labelclick, Inc. subsidiary as of January 4, 2006.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2006 and 2005. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had operating cash of $4,002 and a working capital deficit of $488,496 at March 31, 2006, compared to cash of $14,782 and a working capital deficit of $970,401 at December 31, 2005.

Net cash provided by operating activities was $206,342 for the three months ended March 31, 2006, as compared to net cash used by operating activities of $100,250 for the three months ended March 31, 2005. The cash provided was primarily attributable to the net income adjusted for a decrease in other current assets, net, of $1,271, an increase of amounts of accounts payable of $22,583, an increase in the amounts of accrued expenses of $56,959, offset by an increase in accounts receivable of $33,744, and an increase in inventory of $1,154.

Net cash used by financing activities was $217,122, representing proceeds received from related parties of $97,272 payments received on the related party note receivable of $30,317, offset by the receipt of a note receivable from the sale of a subsidiary $300,000 and the debt assumed by related parties in conjunction with the sale of the subsidiary in the amount of $44,711.

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

Item 3. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer or CEO, and the chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in the reports that we filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness and the ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Item 6. EXHIBITS.

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

Vertical Health Solutions, Inc.

Date: May 17, 2006	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek, Chief Executive Officer and Chief Financial Officer