Form 10KSB/A
period 2005-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2006-07-17
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

On November 28, 2005, the Company and its wholly owned subsidiary, Vertical Health Ventures, Inc., entered into a Repayment Agreement with Laurus Master Fund, LTD. (“Laurus”). The Company acquired and canceled the remaining $3,900,000 of Series A Preferred Stock of its subsidiary that was convertible into shares of common stock of the Company (the “Series A”) and paid all currently accrued but unpaid preferred dividends of $216,802 and a prepayment redemption fee of $195,000. The Series A Preferred Stock was part of the financing entered into by the Company on May 27, 2004.

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

Sale of LabelClick, Inc. (Wholly Owned Subsidiary)

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

Net income (loss) per share. Net loss per share was $.10 for the year ended December 31, 2005, compared to net loss income per share of $(.01) for the year ended December 31, 2004 (restated).

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

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	39	Director	2000

Brian T. Nugent	31	President and Director	2001

Thaddeus J. Shalek	56	Chief Executive Officer and Chief Financial Officer	2006

Jugal K. Taneja	62	Director	2000

Alfred Lehmkuhl	74	Director	2002

Patrick Sheppard	58	Director	2002

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

Item 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Annual Compensation						Long-Term Compensation
							Awards	LTIP Payouts($)	Payouts
Name and Principal Position	Year	Salary ($)		Bonus($)	Other Annual Compensation($)	Restricted Stock Award(shares)	Securities Underlying Options / SARs (#)(1)(2)		All Other Compensation($)
Stephen M. Watters (2) Chief Executive Officer	2005 2004 2003	$ $ $	165,000 165,000 152,500	— — —	— — —	— — —	— — —	— — —	— — —
Brian T. Nugent President and Chief Operating Officer (3)	2005 2004 2003	$ $ $	165,000 140,000 140,000	— — —	— — —	— — —	— — —	— — —	— — —
Thaddeus J. Shalek Chief Financial Officer (4)	2005 2004 2002	$ $ $	125,000 26,442 —	— — —	— — —	— — —	— — —	— — —	— — —
Jugal K. Taneja, Consultant (5)	2005 2004 2003	$ $ $	165,000 103,666 103,666	— —	— —	— —	— —	— —	— —

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.

(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception.

(3)	Mr. Brian Nugent has served as the Company’s President since April 2001.

(4)	Mr. Thaddeus J. Shalek, CPA has served as the Company’s Chief Financial Officer since October 2004 and Chief Executive Officer since January 2006.

(5)	Mr. Jugal K. Taneja has served as a Consultant since March 2000.

During the year ended December 31, 2005, the Company paid each director a fee of $500 for each meeting attended by such director. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

Employment Agreements

We maintain or maintained employment agreements with Mr. Watters, for his services as our Chief Executive Officer, Mr. Nugent, for his services as our President and Chief Operating Officer, Mr. Shalek, for his services as our Chief Financial Officer and a consulting agreement with Mr. Taneja, one of our Directors. In February 2005, we entered into a new three-year employment agreement with Mr. Watters at an initial annual base salary of $165,000, plus an annual performance bonus and stock options to be determined by the Board of Directors. Also in February 2005, we entered into a new three-year consulting agreement with Mr. Taneja at an initial annual consulting fee of $165,000. In February 2005, we entered into a new three-year employment agreement with Mr. Nugent at an initial annual base salary of $165,000, plus annual performance bonus and stock options to be determined by the Board of Directors. On January 4, 2006 Mr. Watters, Mr. Nugent and Mr. Taneja resigned their respective positions with the Company as part of the negotiations for the sale of the LabelClick, Inc. subsidiary stock.

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

	Number of Unexercised Options at Year End		Value of Unexercised In-The-Money Options at Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jugal K. Taneja, Chairman	460,000	0	$0	$0
Stephen M. Watters, Director	460,000	0	$0	$0
Brian T. Nugent, Director	160,000	0	$0	$0
Albert Lehmkuhl, Director	60,000	0	$0	$0
Patrick Sheppard, Director	60,000	0	$0	$0

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	6,149,444	39.5%
Common	Brian T. Nugent (4)	1,069,075	6.87%
Common	Jugal K. Taneja(5)	4,615,787	29.67%
Common	Patrick Sheppard(6)	326,675	2.1%
Common	Alfred Lehmkuhl(7)	1,562,395	10.0%
Common	All officers and directors as a group (5 persons)	13,723,376	88.23%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 2595 Tampa Road, ., Palm Harbor, FL 34684.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)	Of the shares beneficially owned by Mr. Watters, 1,913,868 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 710,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife. Also includes 210,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(5)	Of the shares beneficially owned by Mr. Taneja, 450,994 shares are owned by Manju Taneja, Mr. Taneja’s wife. 285,720 shares are owned by Carnegie Capital LLC, a company owned and controlled by Mr. Taneja, 553,750 shares are owned by 21st Century Healthcare Fund L.P., a company controlled by Mr. Taneja, and 322,232 shares are owned by Bryan Capital Limited Partnership, a company wholly-owned by Dynamic Health Products, Inc., a public company which is controlled by Mr. Taneja. Mr. Taneja disclaims beneficial ownership of the shares registered in the name of his wife. Includes 428,570 shares issuable upon exercise of presently exercisable warrants to purchase common stock at $.65 per share and 710,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(6)	Of the shares beneficially owned by Mr. Sheppard, includes 110,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

(7)	Of the shares beneficially owned by Mr. Lehmkuhl, 38,100 shares are held by Mr. Lehmkuhl as custodian for each of Joseph J. Zam, Jr. and Katelyn C. Zam, Mr. Lehmkuhl’s grandchildren. Also includes 110,000 shares issuable upon exercise of options to purchase common stock and warrants convertible into common stock.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

PART IV

Item 13.	EXHIBITS.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

4.3	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Employment Agreement with Stephen M. Watters*

10.3	Form of Employment Agreement with Brian T. Nugent*

10.4	Form of Employment Agreement with Thaddeus J. Shalek.**

10.5	Form of Consulting Agreement with Jugal K. Taneja**

10.6	Stephen Watters warrant agreement*

10.7	Jugal K. Taneja warrant agreement*

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.

**	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2004.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: July 14, 2006	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters Stephen M. Watters	Director	July 14, 2006

By:	/s/ Brian T. Nugent Brian T. Nugent	Director	July 14, 2006

By:	/s/ Stephen M. Watters Stephen M. Watters	Chief Executive Officer, Chief Financial Officer and Director	July 14, 2006

By:	/s/ Jugal K. Taneja Jugal K. Taneja	Consultant and Director	July 14, 2006

By:	/s/ Alfred Lehmkuhl Alfred Lehmkuhl	Director	July 14, 2006

By:	/s/ Patrick Sheppard Patrick Sheppard	Director	July 14, 2006

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
April 24, 2006

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

Goodwill

Effective April 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles (SFAS 142), intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with indefinite lives will be tested for impairment yearly and will also be tested for impairment between the annual tests, should an event occur or should circumstances change that would indicate that the carrying amount may be impaired.

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

	2005	2004 (Restated)
Net Income (loss), as reported	$(1,458,743)	$(167,205)
Compensation cost based on the fair value method	23,710	20,747

Pro forma net loss	$(1,482,453)	$(187,952)

Basic and diluted loss per share
As reported	$(.09)	$.00

Pro forma	$(.10)	$(.02)

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

Fair values for option-based financial instruments are determined using the Black-Scholes Option Model. Significant assumptions for the embedded conversion feature and warrants for the convertible Series A Preferred Stock include: a strike price of $.65 and $1.87 respectively, volatility – 222% and a risk free interest rate of 4.20%.

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

NOTE 6—GOODWILL

Goodwill represents the excess value of the purchase price of Drug Depot (T&L) upon its acquisition in 2004. The company evaluated all intangible assets acquired and determined that no separate intangible assets existed considering the criteria of SFAS 141. The Company retained the name of the pharmacy acquired but changed its name after the acquisition. The Company retained many of the customers. However, the Company considered the customer list to be of insignificant value since the existing customers of Vitality Systems were to be used for distribution of this product. T&L did not have an in place work force. The Company acquired the company to add to its existing product mix to existing customers. The acquisition resulted in goodwill of $430,000. Goodwill has an indefinite useful life and is being tested for impairment annually on December 31 or when an event occurs or if circumstances change that would indicate that the carrying amount may be impaired. The impairment write-down would be the difference between the carrying amount and the fair value of this asset. Losses on impairment are recognized by a charge to earnings. As of December 31, 2005, the Company has determined that no impairment exists based upon undiscounted future projected cash flows pertaining to the goodwill.

NOTE 7—LINE OF CREDIT

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

NOTE 8—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004 (Restated)
Current income tax expense (benefit)	$(164,000)	$4,800
Deferred income tax expense (benefit)	164,000	(4,800)

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2005 and 2004 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2005	2004 (Restated)
Computed tax expense (benefit) at the statutory rate 34%	$(243,000)	109,000
Increase (decrease) in taxes resulting from:
Derivative Income (Expense)	79,000	(104,200)

Current income tax expense (benefit)	(164,000)	4,800

Temporary differences that give rise to deferred tax assets and liabilities:

	2005	2004 (Restated)
Deferred tax assets:
Net operating loss carryforward	$602,000	$438,000
Less valuation allowance	(602,000)	(438,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2005, approximately $1,724,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

NOTE 9—LONG-TERM OBLIGATIONS

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

On February 10, 2005, the Company entered into a new financing arrangement , whereby the Company’s indebtedness to a previous financial institution with a principal balance of $109,023, along with a portion of the then existing line of credit was converted to a promissory note payable to the new financial institution with interest at the rate of 7.50% per annum, with principal and interest being paid monthly in the amount of approximately $9,862, for 60 months commencing February 10, 2005

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – STOCK OPTIONS

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

The following summarizes information about the aggregate stock option activity for the year ended December 31, 2005:

In October 2003, the Board of Directors approved the issuance of options to purchase 650,000 units (130,000 pre-split) to members of the Board of Directors. The options and warrants are exercisable at $1.02 and $1.25 respectively per share. Each unit consisted of one share of common stock and one redeemable Class A warrant.

On February 11, 2004, the Company granted qualified options to purchase 20,425 shares of its common stock and non-qualified options to purchase 79,575 shares of our common stock to employees. Half of the options vest on February 11, 2005 and half vest on February 11, 2006. The options are exercisable at a price of $1.20 per share. The employees terminated before year-end so the options were forfeited by December 31, 2004.

On May 10, 2004, the Company granted 550,000 options to our officers and directors. The options were vested upon grant and are exercisable at a price of $1.02 per share.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004 (Restated)
Risk-free interest rate	3.81%	3.81%
Dividend yield	0%	0%
Volatility	222.10%	222.10%
Average expected term	4 years	5 years

	2005		2004 (Restated)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	1,200,000	$1.02	650,000	$1.02
Granted			650,000	1.05
Exercised	—	—	—	—
Forfeited	—	—	(100,000)	(1.02)

Outstanding at December 31,	1,200,000	$1.02	1,200,000	1.02

Options exercisable at December 31,	1,200,000	$1.02	1,200,000	1.02

Weighted average fair value of options granted		$1.02		$1.02

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005 AND 2004

Stock options outstanding and exercisable under the plan as of December 31, 2005, were:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
Exercise price $1.02	1,200,000	$1.02	3.25	1,200,000	$1.02

NOTE 12—SHAREHOLDERS’ DEFICIT

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

NOTE 13—EARNINGS (LOSS) PER SHARE

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

The following sets forth the computation of basic and diluted net earnings (loss) per common share:

	2005	2004 (Restated)
Numerator:
Net income (loss)	$(715,088)	$320,738
Less preferred stock dividend	(743,655)	(487,943)

Net income (loss) available to common stockholders	$(1,438,743)	$(167,205)

Denominator:
Weighted average basic shares outstanding	$14,672,839	$13,717,069
Stock options	—
Warrants	—
Convertible note		—

Weighted average fully diluted shares outstanding	$14,672,839	$13,717,069

Net earnings per common share—Basic and diluted	$(.10)	$(.01)

During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

NOTE 14—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended December 31, 20054, two customers represented 34.9%

NOTE 15—SUBSEQUENT EVENT

On January 4, 2006, Vertical Health Solutions, Inc. (the “Company”), entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. (“Labelclick”). The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption and personal guarantee of debt in the aggregate amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest, as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a current director, Brian Nugent, our former President and a current director, and Jugal K. Taneja, a former consultant and a current director. In connection with the sale, the Company received an independent valuation of Labelclick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

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

On February 16, 2006, the Company cancelled all outstanding options and warrants issued to employees, consultants and board members in exchange for approximately 650,000 shares of common stock.