Form 10QSB
period 2006-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2006-08-21
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.  ☐

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

Issuer’s net revenues for its most recent fiscal quarter ended June 30, 2006 was $324,183.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of June 30, 2006 was 16,423,757.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	31-Dec 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$30,115	$14,782
Accounts receivable, net	42,145	257,873
Inventories, net	49,112	744,060
Prepaid expenses	1,694	36,139
Other current assets	3,388	33972
Current portion note due from related parties	0	480

Total current assets	126,459	1,087,306
Property and equipment, net	14,020	58,667
Goodwill	0	430,000
Intangible assets, net of amortization	0	6,913
Note receivable from related parties	146,645	0
Other assets	3,000	3,000

Total assets	$290,119	$1,585,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,611	$447,017
Line of Credit	0	400,000
Current portion of obligations under capital leases	0	7,676
Current portion of long-term obligations	0	104,975
Accrued expenses	67,945	293,532
Accrued preferred dividends	0	0
Obligations to affiliates	0	210,144
Note payable short term portion and other related parties payables	143,196	71,968
Due to related parties	17,786	108,067
Derivative financial instruments		414,328

Total current liabilities	299,538	2,057,707
Long-term obligations, less current portion	26,172	382,965

Total liabilities	325,710	2,440,672

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value, 48,000,000 shares authorized; 16,423,757 and 15,554,543 shares issued and outstanding, respectively	16,424	15,555
Additional paid in capital	4,417,116	1,674,311
Accumulated deficit	(4,469,131)	(2,544,651)

Total stockholders’ equity	(35,591)	(854,786)

Total liabilities and stockholders’ equity	$290,119	$1,585,886

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$157,253	$1,155,330	$324,183	$2,129,951
Cost of goods sold	113,714	703,095	196,328	1,137,196

Gross profit	43,539	452,235	127,855	992,755

Operating expenses:
Selling, general and administrative expenses	138,122	502,825	357,682	1,160,247

Total operating expenses	138,122	502,825	357,682	1,160,247

Operating income (loss) before other income and expense	(94,583)	(50,590)	(229,827)	(167,492)

Other income (expense):
Interest income	3,101	29,469	9,837	45,375
Other income and expenses, net				5,253
Impairment of goodwill	(430,000)		(430,000)
Derivative income (expense)	187,117	(4,081,853)	187,873	(3,331,548)
Gain on sale of subsidiary			270,990
Gain on extinguishment of debt	146,455		146,455
Interest expense		(17,474)	(2,400)	(39,595)

Total other income (expense)	(93,327)	(4,069,858)	182,755	(3,320,515)

Income (loss) before income taxes	(187,910)	(4,120,448)	(47,072)	(3,488,007

Income taxes	—	—	—	—

Net income (loss)	(187,910)	(4,120,448)	(47,072)	(3,488,007)

Preferred stock dividends and accreted dividends		217,557		429,101

Net income (loss) available to common stockholders	$(187,910)	$(4,338,005)	$(47,072)	$(3,917,108)

Basic income (loss) per share	$(0.01)	$(0.28)	$(0.00)	$(0.27)

Basic weighted average number of common shares outstanding	16,290,241	14,723,085	16,090,439	14,300,008

Diluted income (loss) per share	$(0.01)	$(0.28)	$(0.00)	$(0.27)

Diluted weighted average number of common shares outstanding	14,723,085	14,723,085	14,300,008	14,300,008

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
		(Restated)
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(47,072)	$(3,488,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,895	13,275
Gain on extinguishment of debt	(146,455)
Impairment of goodwill	430,000
Derivative (income) expense	187,117	3,331,548
Gain on sale of subsidiary	(270,990)
Common stock issued for services	5,000
Amortization of deferred consulting fees	0	37,282
Changes in operating assets and liabilities:
Accounts receivable, net	12,045	86,140
Inventories, net	3,797	(59,037)
Prepaid expenses	2,541	(87,691)
Other current assets	(24,326)	0
Due to/from affiliates, net	0	59,443
Other assets	0	(2,000)
Accounts payable	(61,826)	106,779
Other payables	0	(5,457)
Accrued expenses	34,781	59,642
Due to related parties	0	(65,005)

Net cash provided by (used in) operating activities	126,507	(13,088)

Cash flows from investing activities:
Proceeds on notes receivable	61,958	0
Purchases of property and equipment	0	(4,181)

Net cash provided by (used in) investing activities	61,958	(4,181)

Cash flows from financing activities:
Net change in credit line payable	0	(190,000)
Payments of long-term obligations	(80,950)	(50,602)
Net proceeds from issuance of long term debt	0	368,345
Payments on related party payables	(92,182)	(92,840)
Proceeds from issuance of common stock	0	200,000
Payments of costs for financing	0	(2,525)
Payments of preferred dividends	0	(202,490)

Net cash (used in) provided by financing activities	(173,132)	29,888

Net increase in cash	15,333	12,619
Cash at beginning of period	14,782	34,320

Cash at end of period	$30,115	$46,939

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		Restated
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$22,121

Cash paid during the period for income taxes	$0	$—

Supplemental schedule of debt refinancing:
Refinance of debt	$	$593,236

Supplemental schedule of non-cash financing activities:
Accrual of preferred stock dividends	$0	$72,258
On January 1, 2006, the Company sold a subsidiary which included $1,013,938 of assets and the debt of approximatley $1,873,558 and in exchange received a $300,000 note receivable.

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and markets and distributes animal health products and prescription medications to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The condensed consolidated financial statements as of June 30, 2006 and 2005 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively the “Company”), Vertical Health Ventures, and Drug Depot, Inc. All intercompany accounts and balances have been eliminated in consolidation.

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

Intangible Asset

The intangible asset consisted of costs to obtain the Company’s loans and line of credit and web site and was being amortized using the straight-line method over a period of 3 years. Amortization charged to operations was $ -0-, $-0-, $687 and $1,052 for the three and six months ending June 30, 2006 and 2005.

Goodwill

The Goodwill was recorded on the books as a result of the acquisition of the pharmacy operations by the wholly owned subsidiary, Drug Depot, Inc, d/b/a APS Pharmacy on November 1, 2004. The Goodwill is not being amortized in accordance with the provisions of SFAS 142, however, due to the disposition of LabelClick Inc. and the continued losses, management has recorded an impairment of the goodwill at $430,000 and included this amount in the accompanying statements of operation for the three and six months ended June 30, 2006.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

JUNE 30, 2006 AND 2005

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company recorded $430,000 as an impairment loss related to goodwill during the six months ending June 30, 2006. There were no impairment losses recorded during the six months ended June 30, 2005.

Gain on Sale of Subsidiary

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary LabelClick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors. However, Stephen Watters was reinstated as CEO and CFO in July 2006 as a result of the resignation of Thaddeus Shalek former CEO and CFO.

The Statement of Operations reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, they are related parties. The amount of gain recognized approximately $274,000 which represented approximately 32% of outside ownership.

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

JUNE 30, 2006 AND 2005

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2006 and 2005, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the three months ending June 30, 2006 and currently, the Company operates one segment.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2006 AND 2005

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Base Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payment, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for annual periods beginning after December 15, 2005 and, therefore, was effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R , a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date, of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. The Company had no unvested employee stock options as of January 1, 2006, therefore, there is no financial statement impact regarding the adoption of FAS 123R.

Additionally, the Company extinguished 820,000 warrants in exchange for 200,000 shares of common stock valued at $80,000. The fair value of the warrants was determined at the date of the exchange using the Black Scholes Option Model using the following variables:

Volatility	121.70%
Term	5 years
Risk free interest rate	4.95%
Dividend	0

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $2,277, $3,960, $10,384 and $21,025 for the three and six months ended June 30, 2006 and 2005, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2006 AND 2005

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2006 and 2005, the fair value of the Company’s long-term obligations approximated its carrying value.

Restatements

Unless otherwise noted, all information presented as of and for the year ended December 31, 2005 and the quarter ended June 30, 2005 have been adjusted to retroactively reflect the effect of derivative accounting which decreased income for the quarter ended June 30, 2005 $4,221,139 or (.27) per share.

Restatement Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances derivative financial instruments have been recorded as liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to ($3,610,120) during the six months ended June 30, 2006. The effect of the restatement on the comparative statement of operations for the quarter ended June 30, 2005 was ($4,221,139), and loss per share was impacted for the same period by ($.27) per share.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of preferred stock instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes Option Pricing Model. Fair value for cash flow derivatives is determined using discounted future cash flows of the probable expected outcomes of the derivative contract. As of June 30, 2006, all derivative financial instruments have been retired or exchanged.

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Preferred Stock issued to Laurus Master Fund, Ltd. (Laurus), (b) the Warrants issued in connection with the Laurus Preferred Stock and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of zero and 820,000 shares at June 30, 2006 and December 31, 2005, respectively and are carried at fair value as of those respective dates.

At June 30, 2006 and December 31, 2005 the following derivative liabilities related to warrants were outstanding:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Value at issue date	Value at 6/30/06	Value at 12/31/2005
5/27/2004	5/26/2011	820,000 Warrants- Laurus Capital Ltd.	$1.87	$1,389,829	$0	$414,328

Fair value of freestanding derivative instrument liabilities for warrants					$0	$414,328

Fair values for option-based financial instruments are determined using the Black-Scholes Option Model. Significant assumptions warrants for convertible Series A Preferred Stock include: a strike price $1.87, volatility – 222% and a risk free interest rate of 4.20%.

(3) Segment Information

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three months ended June 30, 2006, the Company had one industry segment: Prescription Services.

(4) Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at June 30, 2006. However, convertible debt and preferred stock warrants, officer, employee and non employee stock options that are considered potentially dilutive are considered antidilutive for the period June 30, 2005 since there was a net loss and are not included in the fully diluted share calculation.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for June 30, 2005:

	Three Months ending June 30, 2005	Six Months ending June 30, 2005
	(restated)	(restated)
Numerator:
Net income (loss)	$(4,120,448)	$(3,488,007)
Less preferred stock dividend and accreted dividends	217,557	429,101

Net income (loss) available to common stockholders	$(4,338,005)	$(3,917,108)

Denominator:
Weighted average basic shares outstanding	14,723,085	14,300,008
Convertible note	0	0

Weighted average fully diluted shares outstanding	14,723,085	14,300,008

Net earnings (loss) per common share—Basic and diluted	$(.00)	$(.27)

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

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors. However, Stephen Watters was reinstated as CEO and CFO in July 2006 as a result of the resignation of Thaddeus Shalek former CEO and CFO.

As of June 30, 2006 and 2005, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and former Chief Executive Officer of the Company, in the amounts of approximately $ -0- and $17,670, respectively, with interest at the rate of 9% per annum. In addition, as of June 30, 2006 and 2005, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $0 and $41,916, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties. During the six months ended June 30, 2006, Mr. Watters applied $10,000 due him by the Company to reduce the amount of the note receivable, related parties.

As of June 30, 2006 and 2005, the Company had an outstanding promissory note payable to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of approximately $-0- and $17,670, respectively, with interest at the rate of 9% per annum. In addition, as of June 30, 2006 and 2005, the Company had an outstanding obligation to Mr. Taneja in the amounts of approximately $395 and $395, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties. During the six months ended June 30, 2006, Mr. Taneja applied $10,000 due him by the Company to reduce the amount of the note receivable, related parties.

As of June 30, 2006 and 2005, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, former President and Chief Operating Officer of the Company, in the amounts of approximately $0 and $7,199, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties. During the six months ended June 30, 2006, Mr. Nugent applied $10,000 due him by the Company to reduce the amount of the note receivable, related parties.

As of June 30, 2006 and 2005, the Company had an outstanding obligation to Ted Shalek, former Chief Executive and Financial Officer, in the amounts of approximately $15,000 and $-0-, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of June 30, 2006, the Company applied $51,877 of an obligation to Vitality Systems, Inc., owned by Stephen M. Watters, an officer of the Company, Jugal K. Taneja and Brian T. Nugent, principal shareholders and Directors of the Company, to the note receivable, related partyAmounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and six months ended June 30, 2006 and 2005, there were sales of products to Geopharma or its subsidiaries in the amount of $1,185 and $6,237, $ -0- and $-0-, respectively, and there were no purchases of products from subsidiaries of Geopharma. As of June 30, 2006 and 2005, there were no amounts due to subsidiaries of Geopharma.

NOTE 7—INCOME TAXES

Income tax expense (benefit) for the period ended June 30, 2006 and 2005 is as follows:

	2006	2005 (Restated)
Current income tax expense (benefit)	$(16,000)	$—
Deferred income tax expense (benefit)	16,000	—

Income tax expense (benefit)	$—	—

Income taxes for the three months ended June 30, 2006 and 2005 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005 (Restated)
Computed tax expense (benefit) at the statutory rate 34%	$(16,000)	$(1,186,000)
Increase (decrease) in taxes resulting from:
Gain on extinguishment of debt	(49,800)
Goodwill	146,000)
Net operating loss	(16,300)
Derivative Income	(63,900)	1,186,000

Current income tax expense (benefit)	––	—

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005 (Restated)
Deferred tax assets:
Net operating loss carryforward	$570,000	$477,000
Less valuation allowance	(570,000)	(477,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at June 30, 2006, approximately $1,675,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

(8) Sale of Subsidiary

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263.13, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors. However, Stephen Watters was reinstated as CEO and CFO in July 2006 as a result of the resignation of Thaddeus Shalex former CEO and CFO.

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

(9) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the three months ended June 30, 2006, VHS had negative working capital of approximately $173,084. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $4,469,131. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

Cost of goods sold is comprised of material product costs, packaging, direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Three And Six Months Ended June 30, 2006 Compared To Three And Six Months Ended June 30, 2005

Revenues. The Company generated revenues of $157,253 and $324,183, respectively, for the three and six months ended June 30, 2006, a decrease of $998,077 or 86% and $1,805,768 or 85%, compared to $1,155,330 and $2,129,951, respectively, for the three and six months ended June 30, 2005. The decrease in revenues was primarily attributable to the sale of the Labelclick, Inc. subsidiary as of January 4, 2006.

Gross profit. The Company achieved a gross profit of $43,539 and $127,855, respectively, for the three and six months ended June 30, 2006, a decrease of $408,696 or 90% and $864,900 or 87%, compared to $452,235 and $992,755, respectively, for the three and six months ended June 30, 2005. Gross margin, as a percentage of revenues, decreased to 28% for the three months ended June 30, 2006, from 39% for the three months ended June 30, 2005. The decrease in gross margin was primarily attributable to the sale of Labelclick, Inc. subsidiary as of January 4, 2006.

Operating expenses. The Company incurred operating expenses of $138,122 and $357,682, respectively, for the three and six months ended June 30, 2006, a decrease of 364,703 or 73% and $802,565 or 66%, compared to $502,825 and $1,160,247 for the three and six months ended June 30, 2005. The decrease in operating expenses was primarily attributable to the sale of Labelclick, Inc. subsidiary as of January 4, 2006.

Interest income. Interest income was $3,101 and $9,837, respectively, for the three and six months ended June 30, 2006, compared to $29,469 and $45,375, respectively, for the three and six months ended June 30, 2005. The decrease in interest income was a result of a decrease in interest income associated with restricted cash.

Interest expense. Interest expense was $0 and $2,400, respectively, for the three and six months ended June 30, 2006, compared to $17,474 and $39,595, respectively, for the three and six months ended June 30, 2005. The decrease in interest expense was primarily a result of decreases in the outstanding debt.

The Company had no income tax provision for the three and six months ended June 30, 2006 and 2005. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends on the Company’s Series A Preferred Stock of Vertical Health Ventures, Inc. were $217,557 and $429,101, respectively, for the three and six months ended June 30, 2005. The Company did not have any preferred dividends for the three and six months ended June 30, 2006.

Net income (loss) per share. Net income (loss) per share for the three and six months ended June 30, 2006 were ($.01) and ($.00), respectively, compared to net income (loss) per share of ($.28) and ($.27), respectively, for the three and six months ended June 30, 2005.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended June 30, 2006 and 2005. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $30,115, no restricted cash and a working capital deficit of $32,891 at June 30, 2006, compared to cash of $46,939, and restricted cash of $3,780,863 and a working capital deficit of $970,401 at December 31, 2005.

Net cash provided by operating activities was $126,507 for the six months ended June 30, 2006, as compared to net cash used by operating activities of $13,088 for the six months ended June 30, 2005. The cash provided was primarily attributable to the decrease in the net loss adjusted for an decrease in accounts receivable, net of $12,045, inventories, net, of $3,797, an increase in accrued expenses of $34,781.

Net cash provided by investing activities was $61,958, representing the collection of principal payments on notes receivable.

Net cash used by financing activities was $173,132, representing payments on related party advances, net.

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

None.

Item 6. EXHIBITS.

Exhibits.

The following exhibits are filed with this report:

31.1 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertical Health Solutions, Inc.

Date: August 21, 2006	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer