Form 10QSB/A
period 2006-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2007-01-18
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	31-Dec 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,002	$14,782
Accounts receivable, net	63,844	257,873
Inventories, net	54,063	744,060
Prepaid expenses	2,965	36,139
Other current assets	2,858	33972
Current portion note due from related parties	87,101	480

Total current assets	214,833	1,087,306
Property and equipment, net	14,967	58,667
Goodwill	430,000	430,000
Intangible assets, net of amortization	6,214	6,913
Note receivable from related parties	182,583	0
Other assets	3,000	3,000

Total assets	$851,597	$1,585,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,195	$447,017
Line of Credit	0	400,000
Current portion of obligations under capital leases	0	7,676
Current portion of long-term obligations	0	104,975
Accrued expenses	69,323	293,532
Accrued preferred dividends	0	0
Obligations to affiliates	0	210,144
Notes payable to related parties	71,968	71,968
Due to related parties	97,271	108,067
Derivative financial instruments	413,572	414,328

Total current liabilities	703,329	2,057,707
Long-term obligations, less current portion	80,951	382,965

Total liabilities	784,280	2,440,672

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value, 48,000,000 shares authorized; 16,211,257 and 15,554,543 shares issued and outstanding, respectively	16,211	15,555
Additional paid in capital	2,543,488	1,674,311
Accumulated deficit	(2,492,382)	(2,544,651)

Total stockholders’ equity	67,317	(854,786)

Total liabilities and stockholders’ equity	$851,597	$1,585,886

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited) Restated
Sales	$166,930	$974,621
Cost of goods sold	82,614	434,101

Gross profit	84,316	540,520

Operating expenses:
Selling, general and administrative expenses	219,560	657,422

Total operating expenses	219,560	657,422

Operating income (loss) before other income and expense	(135,244)	(116,902)

Other income (expense):
Interest income	6,736	15,906
Other income and expenses, net	0	5,230
Derivative income (expense)	756	(1,174,015)
Gain on sale of subsidiary	182,421	0
Interest expense	(2,400)	(22,121)

Total other income (expense)	187,513	(1,175,000)

Income (loss) before income taxes	52,269	(1,291,902)

Income taxes	0	0

Net income (loss)	52,269	(1,291,902)
Preferred stock dividends	0	72,258

Net income (loss) available to common stockholders	$52,269	$(1,364,160)

Basic income (loss) per share	$.00	$(0.10)

Basic weighted average number of common shares outstanding	15,868,306	13,876,931

Diluted income (loss) per share	$.00	$(0.10)

Diluted weighted average number of common shares outstanding	16,688,306	13,876,931

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited) Restated
Cash flows from operating activities:
Net income (loss)	$52,269	$(117,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	948	6,539
Interest on restricted cash	0	(21,138)
Derivative income	(756)
Amortization of deferred consulting fees	18,641	18,641
Gain on sale of subsidiary	(182,421)
Changes in operating assets and liabilities:
Accounts receivable, net	(33,744)	169,291
Inventories, net	(1,154)	(52,806)
Prepaid expenses	1,271	(3,279)
Other current assets	0	0
Due to/from affiliates, net	0	(97,070)
Other assets	0	(1,000)
Accounts payable	22,583	26,042
Other payables	0	(5,457)
Accrued expenses	(1,511)	(5,726)
Due to related parties	0	(16,400)

Net cash provided by (used in) operating activities	(123,874)	(100,250)

Cash flows from investing activities:
Purchases of property and equipment	0	(1,066)

Net cash provided by (used in) investing activities	0	(1,066)

Cash flows from financing activities:
Net change in credit line payable	0	(165,000)
Payments of long-term obligations	0	(48,777)
Net proceeds from issuance of long term debt	0	324,090
(Payment of) Proceeds from related party payable	96,877	41,117
Payments received from related parties	30,317	0
Transfer of cash in sale of subsidiary	(14,100)	0
Payments of loan closing costs	0	(2,525)

Net cash used in financing activities	113,094	148,905

Net (increase) decrease in cash	(10,780)	47,589
Cash at beginning of period	14,782	34,320

Cash at end of period	$4,002	$81,909

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2006, the fair value of the Company’s long-term obligations approximated its carrying value.

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

The following sets forth the computation of basic and diluted net earnings (loss) per common share:

	Three Months ending March 31, 2006	Three Months ending March 31, 2005
Numerator:
Net income (loss)	$52,269	$(1,291,902)
Less preferred stock dividend	-0-	72,258

Net income (loss) available to common stockholders	$52,269	$(1,364,160)

Denominator:
Weighted average basic shares outstanding	15,868,306	13,876,931
Stock options	820,000	5,242,815
Warrants		1,877,140
Convertible note	-0-	-0-

Weighted average fully diluted shares outstanding	$16,688,306	$20,996,886

Net earnings (loss) per common share—Basic and diluted	$.00	$(.10)

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

Net income (loss) per share. Net (loss) per share for the three months ended March 31, 2006 was $.00, compared to net (loss) income per share of ($.10) for the three months ended March 31, 2005. The increase in net income was primarily a result of the sale of Labelclick, Inc. subsidiary as of January 4, 2006.

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

Net cash used by operating activities was $123,874 for the three months ended March 31, 2006, as compared to net cash used by operating activities of $100,250 for the three months ended March 31, 2005. The cash used was primarily attributable to the net income adjusted for a decrease in other current assets, net, of $1,271, an increase of amounts of accounts payable of $22,583, an increase in the amounts of accrued expenses of $56,959, offset by an increase in accounts receivable of $33,744, and an increase in inventory of $1,154 and non cash gain from sale of subsidiary.

Net cash provided by financing activities was $113,094, representing proceeds received from related parties of $96,877 payments received on the related party note receivable of $30,317, the cash transferred in conjunction with the sale of the subsidiary in the amount of $14,100.

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

Vertical Health Solutions, Inc.

Date: January 9, 2007	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer