Form 10QSB/A
period 2006-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2007-01-18
CIK 1163332

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

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	31-Dec 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$30,115	$14,782
Accounts receivable, net	42,145	257,873
Inventories, net	49,112	744,060
Prepaid expenses	1,694	36,139
Other current assets	3,388	33972
Current portion note due from related parties	0	480

Total current assets	126,459	1,087,306
Property and equipment, net	14,020	58,667
Goodwill	0	430,000
Intangible assets, net of amortization	0	6,913
Note receivable from related parties	146,645	0
Other assets	3,000	3,000

Total assets	$290,119	$1,585,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,611	$447,017
Line of Credit	0	400,000
Current portion of obligations under capital leases	0	7,676
Current portion of long-term obligations	0	104,975
Accrued expenses	67,945	293,532
Accrued preferred dividends	0	0
Obligations to affiliates	0	210,144
Note payable short term portion and other related parties payables	143,196	71,968
Due to related parties	17,786	108,067
Derivative financial instruments		414,328

Total current liabilities	299,538	2,057,707
Long-term obligations, less current portion	26,172	382,965

Total liabilities	325,710	2,440,672

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value, 48,000,000 shares authorized; 16,423,757 and 15,554,543 shares issued and outstanding, respectively	16,424	15,555
Additional paid in capital	2,628,275	1,674,311
Accumulated deficit	(2,680,292)	(2,544,651)

Total stockholders’ equity	(35,591)	(854,786)

Total liabilities and stockholders’ equity	$290,119	$1,585,886

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$157,253	$1,155,330	$324,183	$2,129,951
Cost of goods sold	113,714	703,095	196,328	1,137,196

Gross profit	43,539	452,235	127,855	992,755

Operating expenses:
Selling, general and administrative expenses	138,122	502,825	357,682	1,160,247

Total operating expenses	138,122	502,825	357,682	1,160,247

Operating income (loss) before other income and expense	(94,583)	(50,590)	(229,827)	(167,492)

Other income (expense):
Interest income	3,101	29,469	9,837	45,375
Other income and expenses, net				5,253
Impairment of goodwill	(430,000)		(430,000)
Derivative income (expense)	187,117	(4,081,853)	187,873	(3,331,548)
Gain on sale of subsidiary			182,421
Gain on extinguishment of debt	146,455		146,455
Interest expense		(17,474)	(2,400)	(39,595)

Total other income (expense)	(93,327)	(4,069,858)	182,755	(3,320,515)

Income (loss) before income taxes	(187,910)	(4,120,448)	(135,641)	(3,488,007

Income taxes	—	—	—	—

Net income (loss)	(187,910)	(4,120,448)	(135,641)	(3,488,007)

Preferred stock dividends and accreted dividends		217,557		429,101

Net income (loss) available to common stockholders	$(187,910)	$(4,338,005)	$(135,641)	$(3,917,108)

Basic income (loss) per share	$(0.01)	$(0.28)	$(0.00)	$(0.27)

Basic weighted average number of common shares outstanding	16,290,241	14,723,085	16,090,439	14,300,008

Diluted income (loss) per share	$(0.01)	$(0.28)	$(0.00)	$(0.27)

Diluted weighted average number of common shares outstanding	14,723,085	14,723,085	14,300,008	14,300,008

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
		(Restated)
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(135,641)	$(3,488,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,895	13,275
Gain on extinguishment of debt	(146,455)
Impairment of goodwill	430,000
Derivative (income) expense	182,117	3,331,548
Gain on sale of subsidiary	(182,421)
Common stock issued for services	5,000
Amortization of deferred consulting fees	0	37,282
Changes in operating assets and liabilities:
Accounts receivable, net	12,045	86,140
Inventories, net	3,797	(59,037)
Prepaid expenses	2,541	(87,691)
Other current assets	(24,326)	0
Due to/from affiliates, net	0	59,443
Other assets	0	(2,000)
Accounts payable	(61,826)	106,779
Other payables	0	(5,457)
Accrued expenses	34,781	59,642
Due to related parties	0	(65,005)

Net cash provided by (used in) operating activities	126,507	(13,088)

Cash flows from investing activities:
Proceeds on notes receivable	61,958	0
Purchases of property and equipment	0	(4,181)

Net cash provided by (used in) investing activities	61,958	(4,181)

Cash flows from financing activities:
Net change in credit line payable	0	(190,000)
Payments of long-term obligations	(80,950)	(50,602)
Net proceeds from issuance of long term debt	0	368,345
Payments on related party payables	(92,182)	(92,840)
Proceeds from issuance of common stock	0	200,000
Payments of costs for financing	0	(2,525)
Payments of preferred dividends	0	(202,490)

Net cash (used in) provided by financing activities	(173,132)	29,888

Net increase in cash	15,333	12,619
Cash at beginning of period	14,782	34,320

Cash at end of period	$30,115	$46,939

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

The Statement of Operations reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, they are related parties. The amount of gain recognized approximately $182,421 which represented approximately 32% of outside ownership.

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

Restatements

Unless otherwise noted, all information presented as of and for the year ended December 31, 2005 and the quarter ended June 30, 2005 have been adjusted to retroactively reflect the effect of derivative accounting which decreased income for the quarter ended June 30, 2005 $4,081,853 or (.27) per share.

Restatement Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances derivative financial instruments have been recorded as liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to ($187,873) during the six months ended June 30, 2006. The effect of the restatement on the comparative statement of operations for the quarter ended June 30, 2005 was ($4,081,853), and loss per share was impacted for the same period by ($.27) per share.

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

The following sets forth the computation of basic and diluted net earnings (loss) per common share:

	Three Months ending June 30, 2006	Six Months ending June 30, 2006	Three Months ending June 30, 2005	Six Months ending June 30, 2005
			(restated)	(restated)
Numerator:
Net income (loss)	$(187,910)	$(135,641)	$(4,120,448)	$(3,488,007)
Less preferred stock dividend and accreted dividends	0	0	217,557	429,101

Net income (loss) available to common stockholders	(187,910)	(135,641)	$(4,338,005)	$(3,917,108)

Denominator:
Weighted average basic shares outstanding	16,290,241	16,090,439	14,723,085	14,300,008
Convertible note	0	0	0	0

Weighted average fully diluted shares outstanding	16,290,241	16,090,439	14,723,085	14,300,008

Net earnings (loss) per common share—Basic and diluted	(.01)	(.00)	$(.28)	$(.27)

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

As of June 30, 2006 and 2005, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and Chief Executive Officer of the Company, in the amounts of approximately $ -0- and $17,670, respectively, with interest at the rate of 9% per annum. In addition, as of June 30, 2006 and 2005, the Company had an outstanding obligation to Mr. Watters in the amounts of approximately $0 and $41,916, respectively for working capital advances made to the Company. This obligation is included in amounts due to related parties. During the six months ended June 30, 2006, Mr. Watters applied $10,000 due him by the Company to reduce the amount of the note receivable, related parties.

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

On April 15, 2005, Vertical Health Solutions, Inc., a Florida corporation (the “Company”), converted two promissory notes with an aggregate principal amount of $200,000 into shares of common stock at the rate of $.20 per share. The promissory notes, each in the principal amount of $100,000, were issued to Stephen M. Watters, Chief Executive Officer, and Jugal M. Taneja, a member of our Board of Directors and a consultant to the Company. Each of Messrs. Watters and Taneja received 500,000 shares of our common stock.

(9) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the three months ended June 30, 2006, VHS had negative working capital of approximately $173,084. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,680,292. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

Financial Condition, Liquidity and Capital Resources

The Company had cash of $30,115, no restricted cash and a working capital deficit of $173,084 at June 30, 2006, compared to cash of $14,782, and restricted cash of $3,780,863 and a working capital deficit of $970,401 at December 31, 2005.

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