Form 10QSB/A
period 2006-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2007-01-18
CIK 1163332

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

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	31-Dec 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$14,562	$14,782
Accounts receivable, net	43,774	257,873
Inventories, net	51,846	744,060
Prepaid expenses	423	36,139
Due from related party	18,080	0
Other current assets	2,858	33,972
Current portion note due from related parties	108,779	480

Total current assets	240,322	1,087,306
Property and equipment, net	13,072	58,667
Goodwill	0	430,000
Intangible assets, net of amortization	0	6,913
Note receivable from related parties	0	0
Other assets	3,000	3,000

Total assets	$256,394	$1,585,886

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$78,615	$447,017
Line of Credit	0	400,000
Current portion of obligations under capital leases	0	7,676
Current portion of long-term obligations	0	104,975
Accrued expenses	63,907	293,532
Obligations to affiliates	0	210,144
Notes payable to related parties	135,034	71,968
Due to related parties	33,386	108,067
Derivative financial instruments	0	414,328

Total current liabilities	311,242	2,057,707
Long-term obligations, less current portion	26,172	382,965

Total liabilities	337,414	2,440,672

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, $.001 par value, 48,000,000 shares authorized; 16,423,757 and 15,554,543 shares issued and outstanding, respectively	16,424	15,555
Additional paid in capital	2,628,275	1,674,311
Accumulated deficit	(2,725,419)	(2,544,651)

Total stockholders’ equity (deficit)	(80,720)	(854,786)

Total liabilities and stockholders’ equity (deficit)	$256,394	$1,585,886

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$166,344	$1,319,274	$490,527	$3,449,225
Cost of goods sold	103,956	674,988	300,284	1,812,184

Gross profit	62,388	644,286	190,243	1,637,041

Operating expenses:
Selling, general and administrative expenses	111,829	611,656	469,511	1,771,903

Total operating expenses	111,829	611,656	469,511	1,771,903

Operating income (loss) before other income and expense	(49,441)	32,630	(279,268)	(134,862)

Other income (expense):
Interest income	4,314	33,918	14,151	79,291
Other income and expenses, net				5,254
Impairment of goodwill			(430,000)
Derivative income (expense)		(1,705,106)	187,873	(1,293,918)
Gain on sale of subsidiary			182,421
Gain on extinguishment of debt			146,455
Interest expense		(11,251)	(2,400)	(50,846)

Total other income (expense)	4,314	(1,682,439)	98,500	(1,260,219)

Income (loss) before income taxes	(45,127)	(1,649,809)	(180,768)	(1,395,081)

Income taxes
Net income (loss)	(45,127)	(1,649,809)	(180,768)	(1,395,081)

Preferred stock dividends and accreted dividends		223,245		652,346

Net income (loss) available to common stockholders	$(45,127)	$(1,873,054)	$(180,768)	$(2,047,427)

Basic income (loss) per share	$(.00)	$(0.13)	$(.01)	$(.15)

Basic weighted average number of common shares outstanding	16,423,757	14,909,986	16,196,136	14,507,118

Diluted income (loss) per share	$(.00)	$(.13)	$(.01)	$(0.15)

Diluted weighted average number of common shares outstanding	16,423,757	14,909,986	16,196,136	14,507,118

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
		Restated
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(180,768)	$(1,395,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,843	19,939
Interest earned on restricted cash		(79,269)
Gain on extinguishment of debt	(146,455)
Impairment of goodwill	430,000
Derivative (income) expense	187,117	1,293,918
Gain on sale of subsidiary	(182,421)
Common stock issued for services	5,000
Amortization of deferred consulting fees		24,856
Changes in operating assets and liabilities:
Accounts receivable, net	10,416	109,235
Inventories, net	1,063	(175,830)
Prepaid expenses	3,812	(43,706)
Other current assets	(41,876)	31,070
Due to/from affiliates, net		60,998
Other assets		(2,000)
Accounts payable	(53,824)	101,628
Other payables		(5,457)
Accrued expenses	30,743	31,774
Due to related parties	15,600	9,965

Net cash provided by (used in) operating activities	81,250	(17,960)

Cash flows from investing activities:
Proceeds on notes receivable	99,824
Purchases of property and equipment		(11,032)

Net cash provided by (used in) investing activities	99,824	(11,032)

Cash flows from financing activities:
Net change in credit line payable		(150,000)
Payments of long-term obligations	(80,950)	(115,726)
Net proceeds from issuance of long term debt		368,345
Payments on related party payables	(100,344)	(34,947)
Proceeds from issuance of common stock		200,000
Payments of costs for financing		(2,525)
Payments of preferred dividends		(202,490)

Net cash (used in) provided by financing activities	(181,294)	62,657
Net (decrease) increase in cash	(220)	33,665
Cash at beginning of period	14,782	34,320

Cash at end of period	$14,562	$67,985

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

The Statement of Operations reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, they are related parties. The amount of gain recognized was approximately $182,421 which represented approximately 32% of outside ownership.

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

(8) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the three months ended September 30, 2006, VHS had negative working capital of approximately $70,920. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,725,419. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

Financial Condition, Liquidity and Capital Resources

The Company had cash of $14,562, no restricted cash and a working capital deficit of $70,920 at September 30, 2006, compared to cash of $14,782, and restricted cash of $3,780,863 and a working capital deficit of $970,401 at December 31, 2005.

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