Form 10KSB
period 2006-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2007-04-17
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer’s revenues for its most recent fiscal year were $754,914

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $751,615 based upon the last reported trade of the stock, which was on April 10, 2007 at $.15 per share.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of December 31, 2006 was 16,423,755.

DOCUMENTS ARE INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Index to Financial Statements

PART I

Item 1.	DESCRIPTION OF BUSINESS.

General

The Company, through its wholly-owned subsidiary, operates a Florida retail and veterinary compounding pharmacy providing specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector.

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

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors

Vertical Health Solutions, Inc., was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. and formed a new subsidiary called LabelClick, Inc. d/b/a Vitality Systems. In November 2004, we formed a new subsidiary called Drug Depot, Inc. through which we operate. The Company’s executive offices are located at 2595 Tampa Rd. Palm Harbor, Florida 34684 and its telephone number is (727) 547-2654. References in this Annual Report on Form 10-KSB refer to Vertical Health Solutions, Inc. and, as applicable, its subsidiaries as the “Company” or “Vertical”, unless the context otherwise requires.

We are currently seeking and reviewing potential merger candidates. We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

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

Marketing and Sales

During the fiscal year ended December 31, 2006, approximately all of our sales were to customers of the companion animal sector. Our geographical market is defined as the continental United States; however initial concentration has been on customers in the southeast and southwest regions of the United States.

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

Index to Financial Statements

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

Dispensing prescription medications is governed at the state level by the board of pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed by the Florida Board of Pharmacy. Our license is valid until February 28, 2008. We are also licensed and/or regulated by other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated hereunder. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to veterinarians could cease, which could have a material adverse effect on our operations.

Employees

As of December 31, 2006, the Company had 6 full-time employees. Of such employees, five employees operated the pharmacy and one was responsible for management and administration. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

The Health Insurance Portability and Accountability Act of 1996, and regulations promulgated there under (collectively “HIPAA”), require health care providers like us to comply with specified standards for electronic billing and other transactions and to adopt and comply with policies and procedures to protect the security and privacy of an individual’s protected health information consistent with HIPAA requirements, and prohibit the use or dissemination of an individual’s protected health information without the individual’s consent. There are significant civil monetary and criminal penalties for failure to comply.

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

Effective October 1, 2004, Drug Depot, Inc., the continuing veterinary compounding pharmacy, entered into a two year lease of approximately 3,000 square feet of office and retail space for its operations in Palm Harbor, Florida. The company exercised a one year renewal option in October 2006. The lease contains two consecutive one-year renewal options to continue the lease after the expiration of the renewal lease on October 31, 2007 unless terminated earlier. The rental under the lease is approximately $35,000 annually.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of December 31, 2006, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $12,125.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any other legal proceeding, which it believes will have a material adverse affect on its results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

In October 2003, the Company filed Form 211, under the U.S. Securities and Exchange Commission Rule 15c2-11, to apply with NASD Regulation for listing of its common stock and warrants on the OTC Bulletin Board. In January 2004, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “VHSL”. There is a limited trading market for the Company’s stock; therefore historical price information is limited. High and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
March 31, 2005	$0.70	$0.35
June 30, 2005	1.01	0.26
September 30, 2005	0.80	0.35
December 31, 2005	$0.85	$0.42
March 31, 2006	$0.55	$0.45
June 30, 2006	0.50	0.30
September 30, 2006	0.30	0.13
December 31, 2006	$0.145	$0.12

As of December 31, 2006, there were approximately 232 stockholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities:

On February 10, 2006, Vertical Health Solutions, Inc. (the “Company”), issued an aggregate of 656,714 shares of common stock to eight holders of options and warrants in exchange for the cancellation of such options and warrants. Those receiving shares of common stock included the following affiliates of the Company:

Name	Shares
Jugal K. Taneja	234,857
Stephen M. Watters	234,857
Patrick Sheppard	12,000
Alfred Lehmkuhl	52,000
Brian T. Nugent	32,000
Thaddeus Shalek	50,000

The shares were issued in reliance on the exemption provided by section 4(2) under the Securities Act of 1933.

On May 28, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), under which the Company issued and sold to Laurus in a private placement (i) $4,000,000 of Series A Preferred Stock of its subsidiary that is convertible into shares of common stock of the Company (the “Preferred Stock”), and (ii) warrants to purchase 820,000 shares of common stock at a price equal to $1.87 per share, exercisable until May 27, 2011 (the “Series A Warrants”).

On May 26, 2006, the Company entered into a Warrant Cancellation Agreement with Laurus. Pursuant to the agreement, the Company canceled the 820,000 outstanding Series A Warrants and in exchange, agreed to issue 200,000 shares of the Company’s common stock to Laurus. The common stock will not be registered under the Securities Act of 1933 at the time of initial issuance. The Company granted piggy-back registration rights to Laurus and the common stock may be registered in the future if and when the Company files for registration of other securities.

The issuance of the 200,000 shares of common stock were exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of Laurus that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Sale of Label Click, Inc. (Wholly Owned Subsidiary)

On January 18, 2006, the Company, entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. (“Labelclick”). The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption and personal guarantee of the purchasers of debt in the aggregate amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a current director, Brian Nugent, our former President and a current director, and Jugal K. Taneja, a former consultant and a current director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

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

On January 18, 2006, Thaddeus J. Shalek, the Chief Financial Officer of the Company was appointed Chief Executive Officer of the Company. On July 7, 2006, Thaddeus J. Shalek resigned as Chief Executive and Financial Officers and member of the Board of Directors. On July 7, 2006, Stephen M. Watters was appointed Chief Executive and Financial Officer of the Company.

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

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenues. The Company generated revenues of $754,914 for the year ended December 31, 2006, a decrease of $3,692,377 or 83%, compared to $4,447,291 for the year ended December 31, 2005. The decrease in revenues was primarily attributable to the sale of the subsidiary Labelclick, Inc. on January 4, 2006.

Gross profit. The Company achieved a gross profit of $383,068 for the year ended December 31, 2006, a decrease of $1,591,053 or 81%, compared to $1,974,121 for the year ended December 31, 2005. Gross profit, as a percentage of revenues, increased from 44% for the year ended December 31, 2005 to 49% for the year ended December 31, 2006. The increase in gross margin was primarily due to selling additional higher profit margin products.

Operating expenses. The Company incurred operating expenses of $667,907 for the year ended December 31, 2006, a decrease of $1,805,644 or 73%, compared to $2,473,551 for the year ended December 31, 2005. The decrease was primarily attributable to the sale of the subsidiary Labelclick, Inc. as of January 4, 2006.

Interest expense, net of interest income. Interest income, net of interest expense was $14,517 for the year ended December 31, 2006, compared to $10,903 of net interest expense for the year ended December 31, 2005. The decrease in interest expense, net of interest income was primarily a result of the decreases in outstanding debt.

Income taxes. The Company had no income tax provision for the years ended December 31, 2006 and 2005. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s preferred stock were $0 for the year ended December 31, 2006, compared to $743,655, for the year ended December 31, 2005. The decrease was due to the lack of issuance of preferred stock during the year ended 2006.

Net loss per share. Net loss per share was $.01 for the year ended December 31, 2006, compared to net loss per share of $.10 for the year ended December 31, 2005.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2006 and 2005. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $87,645 and a working capital deficit of $41,830 at December 31, 2006, compared to cash of $14,782 and a working capital deficit of $970,401 at December 31, 2005.

Net cash provided by operating activities was $80,487 for the year ended December 31, 2006, as compared to net cash used in operating activities of $165,917 for the year ended December 31, 2005. The provision of cash was primarily attributable to the decrease in the net loss and the reduced operations of the company.

Net cash used by investing activities was $8,986, representing the costs of acquired tradename.

Net cash provided by financing activities was $1,362, represented proceeds from related party debt of $46,316 less payments on notes payable of $99,486.

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

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	40	Chief Executive and Chief Financial Officer, Director	2000

Jugal K. Taneja	63	Director	2000

Brian T. Nugent	33	Director	2001

Alfred Lehmkuhl	75	Director	2002

Patrick Sheppard	59	Director	2002

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

Background of Executive Officers and Directors

On January 4, 2006 Stephen Watters resigned as Chief Executive Officer of the Company and effective July 7, 2006, was reappointed Chief Executive and Financial Officer of the Company. Prior to working with us, Mr. Watters was the Co-founder, Chief Executive Officer and President, of Drugmax, Inc., from September 1998 until August 2000. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. From September through November 1998, Mr. Watters served as Vice President of Finance of Dynamic Health Products, Inc., a publicly-held nutraceutical products company. Prior to that, he worked in the investment banking and brokerage businesses from April 1992 to September 1998. He received his Executive Masters of Business Administration degree from Case Western Reserve University in 1997.

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

On July 7, 2006, Ted Shalek, CPA/CVA resigned as the Company’s Chief Executive Officer and Chief Financial Officer, an office he had held since October 2004 and the Treasurer of Drug Depot, Inc.,

since inception. Mr. Shalek has more than 30 years of tax and accounting experience. From November 1985 until October 2004, Ted was president of his own accounting and business financial consulting firm, concentrating in tax preparation, auditing, planning and negotiating financing, merger/acquisition planning and investigation, and business valuations. From April 1979 until November 1985 Ted worked as a tax partner with McManamon, Shalek & Co. CPA’s in Rocky River, Ohio, and prior to that time, as a manager for Cooper & Lybrand (now PriceWaterhouseCoopers). He was a part-time instructor of business taxation & financial accounting at Cuyahoga Community College in Cleveland, Ohio from May 2000 until May 2004. Ted has served as an arbitrator for the NASD since 1984. Ted is a member of several professional organizations, including the American Institute of Certified Public Accountants and National Association of Certified Business Valuation Analysts. Ted received his Bachelor’s of Science in Business Administration with a major in Accounting from John Carroll University, Cleveland, Ohio.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, 5, and amendments thereto, furnished to the Company during fiscal year 2006 and 2005, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2006.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

Item 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Summary Compensation Table
Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Steven M. Watters, (2) Chief Executive & Financial Officer, Director	2006 2005 2004		8,042 165,000 165,000	— — —	— — —	— — —	— — —	8,042 165,000 165,000

Brian T. Nugent, (3) Former President and Chief Operating Officer	2006 2005 2004		8,044 165,000 140,000	— — —	— — —	— — —	— — —	8,044 165,000 140,000

Thaddeus J. Shalek (4) Former Chief Financial Officer	2006 2005 2004	(1)	48,076 125,000 26,442	— — —	— — —	— — —	— — —	48,076 125,000 26,442

Jugal K. Taneja (5) Director	2006 2005 2004	(2)	7,983 165,000 103,666	— — —	— — —	— — —	— — —	7,983 165,000 103,666

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception and was reappointed as Chief Executive Officer and Chief Financial Officer on July 7, 2006
(3)	Mr. Brian Nugent has served as the Company’s President since April 2001 and resigned on January 18, 2006
(4)	Mr. Thaddeus J. Shalek, CPA has served as the Company’s Chief Financial Officer since October 2004 and Chief Executive Officer since January 2006 on July 7, 2006 he resigned from both offices.
(5)	Mr. Jugal K. Taneja has served as a Director since March 2000.

During the year ended December 31, 2006, the Company paid each director a fee of $500 for each meeting attended by such director. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

DIRECTOR COMPENSATION

Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
None	$—	$—	$	$—	$—	$—	$

Employment Agreements

The Company had employment agreements with Mr. Watters, for his services as our Chief Executive Officer, Mr. Nugent, for his services as our President and Chief Operating Officer, Mr. Shalek, for his services as our Chief Financial Officer and a consulting agreement with Mr. Taneja, one of our Directors. On January 4, 2006, Mr. Watters, Mr. Nugent and Mr. Taneja resigned their respective positions with the Company as part of the negotiations for the sale of the Label Click, Inc. subsidiary stock and the employment agreements were terminated.

In October 2004, we entered into a three-year employment agreement with Mr. Shalek at an annual base salary of $125,000, plus annual performance bonus and stock options to be determined by the Board of Directors.

There were no options granted during the year ended December 31, 2006.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2006 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	5,240,965	31.9%
Common	Brian T. Nugent (4)	891,075	5.4%
Common	Jugal K. Taneja(5)	3,637,872	22.2%
Common	Patrick Sheppard	178,675	1.1%
Common	Alfred Lehmkuhl(6)	1,464,395	8.9%
Common	All officers and directors as a group (5 persons)	11,412,982	69.5%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 2595 Tampa Road, Ste. E, Palm Harbor, FL 34684.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)	Of the shares beneficially owned by Mr. Watters, 1,913,868 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife.

(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife.
(5)

Of the shares beneficially owned by Mr. Taneja, 450,994 shares are owned by Manju Taneja, Mr. Taneja’s wife. 553,750 shares are owned by Carnegie Capital LLC, a company owned and controlled by Mr. Taneja, 553,750 shares are owned by 21st Century Healthcare Fund L.P., a company controlled by Mr. Taneja, and 322,232 shares are owned by Bryan Capital Limited Partnership, a company wholly-owned by Dynamic Health Products, Inc., a public company which is controlled by Mr. Taneja. Mr. Taneja disclaims beneficial ownership of the shares registered in the name of his wife.

(6)	Of the shares beneficially owned by Mr. Lehmkuhl, 76,200 shares are held by Mr. Lehmkuhl as custodian for each of Joseph J. Zam, Jr. and Katelyn C. Zam, Mr. Lehmkuhl’s grandchildren.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

As of December 31, 2006 and 2005, the Company had an outstanding obligation to Thaddeus J. Shalek, Chief Financial Officer of the Company, in the amounts of approximately $15,000 and $0, respectively, for working capital advances made to the Company. This obligation is included in the amounts due to related parties.

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

Geopharma, Inc. (“Geopharma”), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the year ended December 31, 2006, the Company sold Geopharma $1,184 of raw materials, and there were no purchases of products from subsidiaries of Geopharma. As of December 31, 2006, there was no amount due to subsidiaries of Geopharma.

PART IV

Item 13.	EXHIBITS.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

4.3	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Employment Agreement with Stephen M. Watters*

10.3	Form of Employment Agreement with Brian T. Nugent*

10.4	Form of Employment Agreement with Thaddeus J. Shalek.**

10.5	Form of Consulting Agreement with Jugal K. Taneja**

10.8	Stephen Watters warrant agreement*

10.9	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.***

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.
**	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2004.
***	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2005.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and December 31, 2005, and for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB during such fiscal years, were $34,095 and $67,338, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $0 for each of the years ended December 31, 2006 and 2005.Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $0 and $0 for the years ended December 31, 2006 and 2005, respectively.

All Other Fees. For the fiscal year ended December 31, 2006, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

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

Signature		Title	Date

By:	/s/ Stephen M. Watters Stephen M. Watters	Director	April 17, 2007

By:	/s/ Jugal K. Taneja Jugal K. Taneja	Director	April 17, 2007

By:	/s/ Alfred Lehmkuhl Alfred Lehmkuhl	Director	April 17, 2007

	/S/ Brian T. Nugent Brian T. Nugent	Director	April 17, 2007

By:	/s/ Patrick Sheppard Patrick Sheppard	Director	April 17, 2007

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vertical Health Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vertical Health Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related statement of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $184,675 or the year ended December 31, 2006 and had a working capital deficit of $41,830 as of December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2006 and 2005 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP
Tampa, Florida
April 16, 2007

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash	$87,645	$14,782
Accounts receivable, net	37,622	257,873
Inventories, net	84,271	744,060
Prepaid expenses	0	36,139
Other current assets	2,858	33,972
Current portion of note due from related parties	83,776	480

Total current assets	296,172	1,087,306

Property and equipment, net	12,125	58,667
Goodwill	0	430,000
Intangible assets, net of amortization	8,621	6,913
Other assets	3,000	3,000

Total assets	$319,918	$1,585,886

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$106,117	$447,017
Line of credit	0	400,000
Current portion of obligations under capital leases	0	7,676
Current portion of long-term obligations	94,663	104,975
Accrued expenses	76,482	293,532
Obligations to affiliates	0	210,144
Notes payable to related parties in default	76,482	71,968
Notes payable to related parties	15,000	0
Notes payable	15,000	0
Due to related parties	45,740	108,067
Derivative financial instruments	0	414,328

Total current liabilities	338,002	2,057,707

Long-term obligations, less current portion	66,543	382,965

Total liabilities	404,545	2,440,672

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares and 3,900,000 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 16,423,755 and 13,876,931 shares issued and outstanding, respectively	16,424	15,555
Additional Paid-In Capital	2,628,275	1,674,311
Accumulated deficit	(2,729,326)	(2,544,651)

Total stockholders’ deficit	(84,627)	(854,786)

Total liabilities and stockholders’ deficit	$319,918	$1,585,886

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006 and 2005

	2006	2005
Sales	$754,914	$4,447,291
Cost of goods sold	383,068	2,473,170

Gross profit	$371,846	$1,974,121
Operating expenses:
Selling, general and administrative expenses	667,907	2,473,551

Total operating expenses	667,907	2,473,551

Operating loss before other income and expense	(296,061)	(499,430)
Other income (expense):
Interest income	18,050	79,292
Other income and expenses, net	0	5,254
Impairment of goodwill	(430,000)
Derivative instrument income (expense), net	187,873	(231,815)
Gain on sale of subsidiary	192,541
Gain on extinguishment of debt	146,455
Interest expense	(3,533)	(68,389)

Total other income (expense)	111,386	(215,658)

Loss before income taxes	(184,675)	(715,088)
Income taxes	0	0

Net Loss	(184,675)	(715,088)
Preferred stock dividends	0	743,655

Net loss available to common stockholders	$(184,675)	$(1,458,743)

Basic and diluted loss per share	$(0.01)	$(0.10)

Basic and diluted weighted average number of common shares outstanding	16,253,509	14,672,839

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2004 (Restated)	3,900,000	$331,524	13,876,931	$13,877	$1,453,577	$(1,595,076)	$203,902

Issuance of common stock for cash			1,000,000	1,000	199,000		200,000
Issuance of stock for services			37,610	38	24,437		24,475
Accretion of preferred stock value		509,168					509,168
Issuance of common stock in connection with retirement of preferred stock	(3,900,000)	(840,692)	640,000	640	(2,703)		(842,755)
							0
Net loss						(715,088)	(715,088)
Preferred stock dividends						(234,487)	(234,487)

Balance at December 31, 2005	0	$0	15,554,541	$15,555	$1,674,311	$(2,544,651)	$(854,785)
Non recognized gain on sale of subsidiary					869,833		869,833

Issuance of common stock for the cancellation of warrants			656,714	656	(656)		-0-
Issuance of common stock for consulting services			12,500	13	4,987		5,000
Issuance of common stock for the exchange of warrants			200,000	200	79,800		80,000
Net loss						(184,675)	(184,675)

Balance at December 31, 2006	0	$0	16,423,755	$16,424	$2,628,275	$(2,729,326)	$(84,627)

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(184,675)	$(715,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,155	25,927
Interest on restricted cash		(79,292)
Gain on extinguishment of debt	(146,455)	0
Impairment of goodwill	430,000	0
Derivative instrument (income) expense, net	(187,873)	(231,815)
Gain on sale of subsidiary	(192,541)	0
Common stock issued for services	5,000	0
Amortization of deferred consulting fees	0	74,564
Expenses paid by reduction of note receivable	272,192	0
Changes in operating assets and liabilities:
Accounts receivable	(7,522)	136,822
Inventories	(31,362)	(328,052)
Prepaid expenses	4,235	(6,072)
Other current assets	24,856	49,708
Due to/from affiliates, net	0	74,065
Other assets	0	24,856
Accounts payable	77,505	93,702
Other payables	0	(5,457)
Accrued expenses	12,972	220,642
Due to related parties	0	35,943

Net cash provided by (used in) operating activities	80,487	(165,917)

Cash flows from investing activities:
Purchases of property and equipment	0	(11,032)
Purchase of intangible assets	(8,986)	0

Net cash used in investing activities	(8,986)	(11,032)

Cash flows from financing activities:
Cash transferred in sale of subsidiary	(14,100)	0
Net change in credit line payable	0	35,000
Proceeds (payments) from issuance of long-term obligations	0	368,345
Payments of long-term obligations	(99,486)	(197,712)
Proceeds (payments) of related party notes	46,316	(43,207)
Issuance of common stock for cash	0	200,000
Payments of costs for financing	0	(2,525)
Payments of preferred dividends	0	(202,490)
Proceeds from related party loans	68,632	0

Net cash provided by financing activities	1,362	157,411

Net increase (decrease) in cash	72,863	(19,538)
Cash at beginning of period	14,782	34,320

Cash at end of period	$87,645	$14,782

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Years Ended December 31, 2006 and 2005

	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,533	$52,233
Cash paid during the period for income taxes	$0	$0
Supplemental schedule of non-cash financing activities:
Accrual of preferred stock dividends	$0	$187,416
Issuance of common stock in payment of accrued preferred stock dividends	$0	$187,416
Stock issued for services	$5,000	$24,475

On January 4, 2006, the Company sold a subsidiary which included $1,013,938 of assets and debt of $1,873,558 in exchange for a $300,000 note receivable.

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2006 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively called the “Company”), Vertical Health Ventures and Drug Depot, Inc. All intercompany accounts and balances have been eliminated in consolidation.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of preferred stock instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes Option Pricing Model. Fair value for cash flow derivatives is determined using discounted future cash flows of the probable expected outcomes of the derivative contract. As of December 31, 2006, all derivative financial instruments have been retired or exchanged.

The caption’s derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Preferred Stock issued to Laurus Master Fund, Ltd. (Laurus), (b) the Warrants issued in connection with the Laurus Preferred Stock and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of zero and 820,000 shares at December 31, 2006 and 2005, respectively and are carried at fair value as of those respective dates.

At December 31, 2006 and 2005 the following derivative liabilities related to warrants are outstanding:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Value at issue date	Value at 12/31/06	Value at 12/31/2005
5/27/2004	5/26/2011	820,000 Warrants- Laurus Capital Ltd.	$1.87	$1,389,829	$0	$414,328

Fair value of freestanding derivative instrument liabilities for warrants					$0	$414,328

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

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

Goodwill

The Goodwill was recorded on the books as a result of the acquisition of the pharmacy operations by the wholly owned subsidiary, Drug Depot, Inc, d/b/a APS Pharmacy on November 1, 2004. The Goodwill is not being amortized in accordance with the provisions of SFAS 142; however, due to the disposition of LabelClick Inc. and the continued losses, management has recorded an impairment of the goodwill at $430,000 and included this amount in the accompanying statement of operation for the year ended December 31, 2006.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company recorded $430,000 as an impairment loss related to goodwill during the year ended December 31, 2006. There were no impairment losses recorded during the year ended December 31, 2005.

Gain on Sale of Subsidiary

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary LabelClick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

The Statement of Operations reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, they are related parties. The amount of gain recognized was approximately $192,541 which represented approximately 32% of outside ownership. The non recognized gain due to common ownership was approximately $869,833 and was charged to additional paid in capital. The activity of LabelClick for the four days of 2006 prior to the sale was immaterial.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

Earnings (Loss) Per Common Share

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2006 and 2005, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits todate.

Segment Information

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the twelve months ended December 31 2005 the Company had two industry segments: Manufacturing and Pharmacy Services. The Pharmacy Services segment was not in existence as of September 30, 2004, it was acquired on November 1, 2004. For the year ended December 31, 2006 the Company only had one segment.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the year ended December 30, 2005.

December 31, 2005
Revenues
Manufacturing	$3,679,607
Pharmacy services	767,685
Gross Profit
Manufacturing	1,600,534
Pharmacy services	373,587
Operating Income
Manufacturing	427,886
Pharmacy services	(71,544)

As of December 31, 2005
Assets
Manufacturing	$1,507,646
Pharmacy services	$78,239
Corporate	$1,585,885

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $5,914 and $69,687 for the years ended December 31, 2006 and 2005, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2006 and 2005, the fair value of the Company’s long-term obligations approximated its carrying value.

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the year ended December 31, 2006, VHS had negative working capital of approximately $41,830. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,729,326. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

NOTE 3 RELATED PARTY TRANSACTIONS

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the amount of $9,263, accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our former Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

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

As of December 31, 2006 and 2005, the Company had an outstanding promissory note payable to Stephen M. Watters, a principal shareholder, Director and former Chief Executive Officer of the Company, in the amounts of approximately $ -0- and $87,075, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties. During the year ended December 31, 2006, Mr. Watters applied $10,000 due him by the Company to reduce the amount of the note receivable, related parties.

As of December 31, 2006 and 2005, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, former President and Chief Operating Officer of the Company, in the amounts of approximately $-0- and $20,596, respectively, for working capital advances made to the Company. During the year ended December 31, 2006, Mr. Nugent applied $10,000 due him by the Company to reduce the amount of the note receivable, related parties.

As of December 31, 2006 and 2005, the Company had an outstanding obligation to Ted Shalek, former Chief Executive and Financial Officer, in the amounts of approximately $15,000 and $-0-, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of December 31, 2006, the Company applied $51,877 of an obligation to Vitality Systems, Inc., owned by Stephen M. Watters, an officer of the Company, Jugal K. Taneja and Brian T. Nugent, principal shareholders and Directors of the Company, to the note receivable, related party. Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the year ended December 31, 2006 and 2005, there were sales of products to Geopharma or its subsidiaries in the amount of $1,184 and $4,754, respectively, and there were $0 and $310,216 of purchases of products from subsidiaries of Geopharma. As of December 31, 2006 and 2005, there were $0 and $203,420 due to subsidiaries of Geopharma.

During the year ended December 31, 2006, the Company and a majority shareholder’s company used one of the Company’s bank accounts to clear credit card charges for both the company and the shareholder’s company. The Company collects all of the cash related to sales on American Express in this bank account and establishes a liability to the majority shareholder’s company for their portion of these collections. The liability is paid monthly, is unsecured and bears no interest. As of December 31, 2006, $45,740 is owed to the majority shareholder for credit card collections in December.

NOTE 4—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2006	2005
Accounts receivable	$39,622	$264,872
Less allowance for uncollectible accounts	(2,000)	(7,000)

Total	$37,622	$257,872

For the years ended December 31, 2006 and 2005, bad debt expense charged to operations for estimated uncollectible accounts receivable was $2,350 and $2,000, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

NOTE 5—INVENTORIES, NET

Inventories, net consist of the following:

	2006	2005
Raw materials	$39,892	$137,498
Finished goods	44,379	648,982

	84,271	786,480
Less reserve for obsolescence	0	(42,420)

Total	$84,271	$744,060

NOTE 6—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	2006	2005
Furniture and fixtures	$9,951	$7,684
Equipment	5,746	103,289
Leasehold improvements	4,371	6,298

	20,068	117,271
Less accumulated depreciation and amortization	(7,943)	(58,604)

Total	$12,125	$58,667

Depreciation expense charged to operations was $3,790 and $23,563 for the years ended December 31, 2006 and 2005.

NOTE 7—LINE OF CREDIT

During 2005, the Company refinanced its prior line of credit and borrowed a total of $400,000 pursuant to a line of credit, that matured on February 10 2006 and bears interest at a variable rate of 1.0% over the prime rate with an initial rate of 6.50% per annum. The loan had an outstanding principal balance of $400,000 at December 31, 2005 and is secured by certain assets owned by a related party. The total amount available under the terms of the line of credit was $500,000. The loan was refinanced in February 2006 as part of the sale of the Label Click, Inc stock. The balance at December 31, 2006 is $ -0-.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

NOTE 8—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Current income tax expense (benefit)	$-0-	$—
Deferred income tax expense (benefit)	-0-	—

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2006 and 2005 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005
Computed tax expense (benefit) at the statutory rate 34%	$(62,790)	$(1,186,000)
Increase (decrease) in taxes resulting from:
Gain on extinguishment of debt	(49,800)
Gain on sale of subsidiary	302,260
Change in valuation allowance	(125,770)
Derivative Income	(63,900)	1,186,000

Current income tax expense (benefit)	$—	$—

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$460,000	$590,000
Less valuation allowance	(460,000)	(590,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2006, approximately $1,350,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2025. The Company does not have a reasonable expectation of utilizing the tax benefit of the net operating loss carryforward and therefore has provided a full valuation allowance against the deferred tax asset.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

NOTE 9—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2006 and 2005:

	2006	2005
Promissory note payable to a financial institution, bearing interest at 7.50% per annum, due in monthly principal and interest payments of approximately $9,862 through February 2010. The note is collateralized by a shareholders stock and corporate assets.	$0	$396,446
Promissory notes payable to a financial institution, bearing interest at fixed interest rates of 7.75% per annum, due in monthly principal and interest payments of approximately $469 through September 2006. The notes are collateralized by equipment.	0	$4,059
Promissory note payable to a financing company, bearing interest at 8.78% per annum and requiring principal and interest payments of $249 through May 2008. The note is collateralized by software.	0	$6,485
Promissory note payable to T & L Pharmacies, Inc., bearing interest at 7% per annum, due in monthly principal and interest payments of $6,639 through November, 2007 collateralized by accounts receivable and inventory. This note currently is in default.	146,206	152,919

	146,206	559,909
Less current maturities	79,663	176,943

Total	$66,543	$382,966

At December 31, 2006, aggregate maturities of long-term obligations are as follows:

Year ending December 31,
2007	$79,663
2008	66,543

Total	$146,206

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

On February 10, 2005, the Company entered into a new financing arrangement , whereby the Company’s indebtedness to a previous financial institution with a principal balance of $109,023, along with a portion of the then existing line of credit was converted to a promissory note payable to the new financial institution with interest at the rate of 7.50% per annum, with principal and interest being paid monthly in the amount of approximately $9,862, for 60 months commencing February 10, 2005. This note was paid during 2006 and the balance at December 31, 2006 is $.0.

NOTE IN DEFAULT

The Company obtained a waiver from the note holder (T&L Pharmacies Inc.) for indefinite deferral of principal and interest payments until a merger or increase in cash flow permits resumption of payments.

NOTE 10—STOCK OPTIONS

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

In February, 2006 the company exchanged approximately 650,000 shares of common in cancellation of all options and warrants outstanding. No options are outstanding as of December 31, 2006.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		2005
Risk-free interest rate	%	3.81%
Dividend yield	%	0%
Volatility	%	222.10%
Average expected term		4 years

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	1,200,000	$1.02	650,000	$1.02
Granted		1.02	650,000	1.04
Exercised/Exchanged	(1,200,00)	—	—	—
Forfeited	—	—	(100,00)	—

Outstanding at December 31,	-0-	$-0-	1,200,000	1.02

Options exercisable at December 31,	-0-	$-0-	1,200,000	1.02

Weighted average fair value of options granted		$-0-		$—

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

NOTE 11—SHAREHOLDERS’ DEFICIT

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

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

In February 2006 the company issued approximately 650,000 shares of restricted common stock in cancellation of all outstanding employee stock options and warrants totaling 1,200,000. All options cancelled were fully vested. The value of the restricted stock was approximately equal to the fair value of the options at the date of the exchange so no additional compensation expense resulted to the company. As a result, there are no outstanding employee stock options or warrants as of December 31, 2006.

In May 2006, the Company issued approximately 200,000 shares of common stock to cancel the outstanding warrants to Laurus in final cancellation of the financing that was settled as of December 31, 2005. The resulting issuance of common stock resulted in final settlement and accounting for the derivative financial instrument so that no derivative liabilities exist as of December 31, 2006.

NOTE 12—SALE OF SUBSIDIARY

On January 18, 2006, the Company entered into an agreement with Vitality Systems, Inc. (“Vitality”), pursuant to which Vitality purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Labelclick, Inc. The purchase price consisted of a 7% promissory note in the principal amount of $300,000, together with the assumption of all debt and personal guarantee of the outstanding bank debt included in the estimated amount of $1,800,000. The promissory note has a term of three years and is payable monthly in the principal amount of $9,263, together with accrued and unpaid interest. The Agreement is effective as of January 4, 2006. Vitality is owned by Stephen Watters, our Chief Executive Officer and a director, Brian Nugent, our former President and a director, and Jugal K. Taneja, a former consultant and a director. In connection with the sale, the Company received an independent valuation of LabelClick which supported the price paid by Vitality and the sale was approved by the Company’s independent directors.

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