Form 10QSB
period 2007-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2007-06-15
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of March 31, 2007 was 16,423,755.

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$143,354	$87,645
Accounts receivable, net	62,427	37,622
Inventories, net	84,499	84,271
Prepaid expenses	538	0
Other current assets	2.858	2,858
Current portion note due from related parties	63,795	83,776

Total current assets	357,471	296,172
Property and equipment, net	11,177	12,125
Intangible assets, net of amortization	8,621	8,621
Other assets	3,000	3,000

Total assets	$380,269	$319,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$123,842	$106,117
Accrued expenses	128,283	72,957
Notes payable to related parties	146,206	79,663
Due to related parties	52,021	79,265

Total current liabilities	450,352	338,002
Long-term obligations, less current portion	0	66,543

Total liabilities	450,352	404,545

Commitments and contingencies	0	0
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $.001 par value, 100,000,000 shares authorized; 16,423,755 shares issued and outstanding	16,424	16,424
Additional paid in capital	2,628,275	2,628,275
Accumulated deficit	(2,714,782)	(2,729,326)

Total stockholders’ equity	(70,083)	(84,627)

Total liabilities and stockholders’ equity	$380,269	$319,918

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Sales	$511,289	$166,930
Cost of goods sold	223,750	82,614

Gross profit	287,539	84,316

Operating expenses:
Selling, general and administrative expenses	276,257	219,560

Total operating expenses	276,257	219,560

Operating income (loss) before other income and expense	11,282	(135,244)

Other income (expense):
Interest income	3,480	6,736
Derivative income (expense)	0	756
Gain on sale of subsidiary	0	182,421
Interest expense	(218)	(2,400)

Total other income (expense)	3,262	187,513

Income before income taxes	14,544	52,269

Income taxes	0	0

Net income	14,544	52,269
Preferred stock dividends	0	0

Net income available to common stockholders	$14,544	$52,269

Basic and diluted income per share	$0.00	$0.00

Basic and diluted weighted average number of common shares outstanding	16,253,509	15,868,306

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$14,544	$52,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	948	948
Amortization of deferred consulting fees	0	18,641
Derivative income	0	(756)
Gain on sale of subsidiary	0	(182,421)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,805)	(33,744)
Inventories, net	(228)	(1,154)
Prepaid expenses	(538)	1,271
Accounts payable	17,725	22,583
Accrued expenses	55,326	(1,511)

Net cash provided (used) by operating activities	62,972	(123,874)

Cash flows from financing activities:
(Payment of) Proceeds from related party payable	(27,244)	96,877
Decrease in notes receivable	19,981	0
Payments received from related parties	0	30,317
Transfer of cash in sale of subsidiary	0	(14,100)

Net cash (used in) provided by financing activities	(7,263)	113,094

Net increase (decrease) in cash	55,709	(10,780)
Cash at beginning of period	87,645	14,782

Cash at end of period	$143,354	$4,002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0

Cash paid during the period for income taxes	$0	$0

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2006 and the two years then ended including notes thereto.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The consolidated financial statements as of March 31, 2007 and 2006 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively the “Company”), Drug Depot, Inc. All intercompany accounts and balances have been eliminated in consolidation.

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

Intangible Asset

The intangible asset consisted of trademarks and is being amortized using the straight-line method over a period of 15 years. Amortization charged to operations was $0 and $687 for the three months ending March 31, 2007 and 2006.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the three months ending March 31, 2007 and 2006.

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

The Statement of Operations for the three months ended March 31, 2006, reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, they are related parties.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2007 and 2006, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Base Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payment, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for annual periods beginning after December 15, 2005 and, therefore, was effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date, of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. As of the adoption of SFAS 123R, On January 1, 2006, the Company had 100,000 unvested outstanding options and therefore adopted the modified prospective method. However, the amount of the unvested expense from January 1, 2006 to the vesting date of February 11, 2006 was immaterial and resulted in no additional expense for the period ending March 31, 2006.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $792 and $1,683 for the three months ended March 31, 2007 and 2006, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2007 and 2006, the fair value of the Company’s long-term obligations approximated its carrying value.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the period ended March 31, 2006 to conform to the presentation as of and for the period ended March 31, 2007.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at March 31, 2007 and 2006.

The following sets forth the computation of basic and diluted net earnings per common share:

	Three Months ending March 31, 2007	Three Months ending March 31, 2006
Numerator:
Net income	$14,544	$52,269
Less preferred stock dividend	-0-	-0-

Net income available to common stockholders	$14,544	$52,269

Denominator:
Weighted average basic shares outstanding	16,253,509	15,868,306
Stock options		820,000
Warrants

Weighted average fully diluted shares outstanding	16,253,509	16,688,306

Net earnings per common share—Basic and diluted	$.00	$.00

(4) RELATED PARTY TRANSACTIONS

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

As of March 31, 2007 and 2006, the Company had an outstanding obligation to Stephen M. Watters, a principal shareholder, Director and former Chief Executive Officer of the Company, in the amounts of $0 and $10,000, respectively for working capital advances made to the Company.

As of March 31, 2007 and 2006, the Company had an outstanding obligation to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of $0 and $10,000, respectively for working capital advances made to the Company.

As of March 31, 2007 and 2006, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, former President and Chief Operating Officer of the Company, in the amounts of $0 and $5,000, respectively, for working capital advances made to the Company.

As of March 31, 2007 and 2006, the Company had an outstanding obligation to Ted Shalek, Chief Executive and Financial Officer, in the amounts of approximately $15,000 and $10,000, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of March 31, 2007 and 2006, the Company had an outstanding obligation to Vitality Systems, Inc., owned by Stephen M. Watters, Jugal K. Taneja and Brian T. Nugent, a principal shareholders, Directors, former officers of the Company, in the amounts of $0 and $51,146, respectively, for working capital advances made to the Company.

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

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three months ended March 31, 2007 and 2006, there were sales of products to Geopharma or its Subsidiary in the amount of $5,911 and $5,052.

(5) INCOME TAXES

Income tax expense (benefit) for the period ended March 31, 2007 and 2006 is as follows:

	2007	2006
Current income tax expense (benefit)	$4,900	$48,000
Deferred income tax expense (benefit)	(4,900)	(48,000)

Income tax expense (benefit)	$—	—

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Income taxes for the three months ended March 31, 2007 and 2006 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006
Computed tax expense (benefit) at the statutory rate 34%	$4,900	$48,000
Increase (decrease) in taxes resulting from:
Net operating loss carryforward	(4,900)	0
Derivative Income (Expense)	0	(48,000)

Current income tax expense (benefit)	—	—

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$455,400	$550,000
Less valuation allowance	$(455,400)	(550,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at March 31, 2007, approximately $1,300,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

(6) CONCENTRATION OF CREDIT RISK

Net sales to Total Health Rejuvenation and Palm Beach Life Extension, the Company’s two largest clients, accounted for approximately 64% of the total net sales during the three months ended March 31, 2007. There were no sales to these customers in the same three month period ended March 31, 2006.

(7) SUBSEQUENT EVENT

On April 18, 2007, the Board of Directors of the Company approved a decision to seek a buyer for the pharmaceutical segment. On June 1, 2007, the Company entered into a stock purchase agreement with T&L, Inc. to sell all the issued and outstanding shares of Drug Depot common stock to T&L, Inc. for $67,000 cash and the cancellation of the promissory note due to the purchaser in the in amount of $146,000. Upon execution of the agreement, the purchaser is to deposit $30,000 in a Vertical Health Solutions, Inc. bank account. If the closing does not occur by September 30, 2007, for any reason other than breach of the purchase agreement by the purchaser, the deposited funds shall be returned to the purchaser. At the closing, the purchaser will pay $37,000, which is the balance of the total cash payment and the note payable to the purchaser will be cancelled, thereby releasing Drug Depot from any remaining liabilities related to this note payable. The transaction is expected to result in the Company recognizing a gain of approximately $137,000 during the period ended June 30, 2007.

The agreement may be terminated at any time prior to the closing date by written mutual consent of both the purchaser and seller; if all transactions contemplated by the agreement have not been consummated on or before the termination date; or if any fact, event or condition exists that, in the reasonable judgment, is materially at variance with any warranty or representations.

The Company will be liable for the fees and expenses of any persons retained by the Company in relation to legal or financial services rendered to the Company in connection with the sale.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(8) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the three months ended March 31, 2007, VHS had negative working capital of approximately $92,900. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,714,800. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

The Company is pursuing equity financing for the growth of the business and other acquisitions: failure to secure such financing or to raise additional capital may result in the Company depleting its available funds and not being able to pay its obligations.

Subsequent to the quarter ended March 31, 2007, the Company entered into a stock purchase agreement for the sale of its wholly owned subsidiary, Drug Depot. The proceeds from this sale are anticipated to be used to fund the remaining operations for the following year.

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

Overview

The Company derives its revenues, primarily from the sale of prescription drugs to veterinarians and their clients and other medical facilities. Revenues are billed and recognized, as product is shipped, net of discounts, allowances, returns and credits.

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

Results of Operations

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Revenues. The Company generated revenues of $511,289 for the three months ended March 31, 2007, an increase of $344,359 or 206%, compared to $166,930 for the three months ended March 31, 2006. The increase in revenues was primarily attributable to several new customers that were added in 2007 and accounted for approximately 64% of net sales.

Gross profit. The Company achieved a gross profit of $287,539 for the three months ended March 31, 2007; a increase of $203,223 or 241%, compared to $84,316 for the three months ended March 31, 2006. Gross margin, as a percentage of revenues, increased from 50.5% for the three months ended March 31, 2006, to 56.2% for the three months ended March 31, 2007. The increase in gross margin was primarily attributable to an increase of sales of higher margin products during 2007.

Operating expenses. The Company incurred operating expenses of $276,257 for the three months ended March 31, 2007; an increase of $56,697 or 26%, compared to $219,560 for the three months ended March 31, 2006. The increase is primarily attributable to the overall increase in sales.

Interest expense, net of interest income. Interest expense, net of interest income was $(3,262) for the three months ended March 31, 2007, compared to $(4,336) for the three months ended March 31, 2006. The decrease in interest expense, net of interest income was primarily a result of an overall decrease in the amount of outstanding debt.

Income taxes. The Company had no income tax provision for the three months ended March 31, 2007 and 2006. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Net income per share. Net income per share for the three months ended March 31, 2007 was $0.00, compared to net income per share of $.00 for the three months ended March 31, 2006.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2007 and 2006. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had operating cash of $143,354 and a working capital deficit of $92,881 at March 31, 2007, compared to cash of $87,645 and a working capital deficit of $41,830 at December 31, 2006.

Net cash provided by operating activities was $62,972 for the three months ended March 31, 2007, as compared to net cash used by operating activities of $123,874 for the three months ended March 31, 2006. The cash provided was primarily attributable to the increase in accrued expenses.

Net cash used by financing activities was $7,263, representing payments made on related party payables and payments received on a related party note receivable.

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

Subsequent to period end, the Company entered into an agreement to sell Drug Depot, the wholly owned subsidiary. The Company is continuing to pursue equity financing for the growth of the business and other acquisitions, failure to secure such financing or to raise additional capital may result in the Company depleting its available funds and not being able to pay its obligations.

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

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibits.

The following exhibits are filed with this report:

31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

Reports on Form 8-K:

On June 1, 2007, the Company filed a Form 8-K stating the following:

On June 1, 2007, Vertical Health Solutions, Inc. (the “Company”), its wholly-owned subsidiary Drug Depot, Inc. (“Drug Depot”) and T&L, Inc. (“T&L”), pursuant to which the Company agreed to sell all of the outstanding capital stock of Drug Depot to T&L (the “Agreement”). The purchase price for the sale is (i) the payment of $67,000.00 in cash, and (ii) the cancellation of an outstanding promissory note issued by the Company to T&L in the current principal amount of $146,205.76. Upon execution of the Agreement, T&L deposited $30,000 with the Company, which funds will either be applied to the purchase price or returned to T&L if the closing of the transactions contemplated by the Agreement do not close by September 30, 2007

Closing of the transactions contemplated by the Agreement is subject to customary terms and conditions. In addition, closing is subject approval of the transaction by the shareholders of the Company and the distribution of an appropriate Information Statement after review by the Securities and Exchange Commission.

Drug Depot constitutes substantially all of the Company’s assets and operations. Upon completion of the transaction, the Company will seek to acquire another operating business.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: June 15, 2007	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer