Form 10QSB
period 2007-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2007-09-13
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of June 30, 2007 was 16,722,347.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007
(Unaudited)
ASSETS
Current assets:
Cash	$0
Accounts receivable, net	0
Inventories, net	0
Other receivable	37,000
Other current assets	0
Current portion note due from related parties	51,832

Total current assets	88,832
Property and equipment, net	0
Intangible assets, net of amortization	0
Other assets	3,000

Total assets	$91,832

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,630
Accrued expenses	127,081
Notes payable to related parties	0
Due to related parties	15,000

Total current liabilities	152,711
Long-term obligations, less current portion	0

Total liabilities	152,711

Commitments and contingencies	0
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	0
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares issued and outstanding	0
Common stock, $.001 par value, 100,000,000 shares authorized; 16,722,347 shares issued and outstanding	16,723
Additional paid in capital	2,660,821
Accumulated deficit	(2,738,423)

Total stockholders’ equity	(60,879)

Total liabilities and stockholders’ equity	$91,832

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative expenses	66,883	1,998	138,573	21,702

Total operating expenses	66,883	1,998	138,573	21,702

Operating income (loss) before other income and expense	(66,883)	(1,998)	(138,573)	(21,702)

Other income (expense):
Interest income	—	3,101	3,479	9,837
Impairment of goodwill	—	(430,000)	—	(430,000)
Derivative income (expense)	—	187,117	—	187,873
Gain on sale of subsidiary	—		—	182,421
Gain on extinguishment of debt	—	146,455	—	146,455
Interest expense	—	—	(218)	(2,400)

Total other income (expense)	—	(93,327)	3,261	94,186

Income (loss) from continuing operations before income taxes	(66,883)	(95,325)	(135,312)	72,484

Income taxes	—	—	—	—

Income (loss) from continuing operations	(66,883)	(95,325)	(135,312)	72,484

Discontinued operations
Income (loss) from operation of discontinued animal health products division (net of tax)	73,819	(92,585)	168,392	(208,125)
Loss from disposal of animal health products division (net of tax)	(42,177)	—	(42,177)	—

	31,642	(92,585)	126,215	(208,125)
Preferred stock dividends and accreted dividends	—	—	—	—

Net loss available to common stockholders	$(35,241)	$(187,910)	$(9,097)	$(135,641)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	16,600,943	16,290,241	16,512,840	16,090,439

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,097)	$(135,641)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,248	1,895
Gain on extinguishment of debt	0	(146,455)
Amortization of deferred consulting fees	0	0
Impairment of goodwill	0	430,000
Derivative expense	0	187,117
Loss (gain) on sale of subsidiary	42,177	(182,421)
Common stock issued for services	32,845	5,000
Changes in operating assets and liabilities:
Accounts receivable, net	0	12,045
Other receivables	(37,000)
Inventories, net	0	3,797
Prepaid expenses	0	2,541
Other current assets	0	(24,326)
Accounts payable	39,364	(61,826)
Accrued expenses	0	34,781

Net cash provided by operating activities	69,537	126,507

Cash flows from investing activities:
Proceeds on notes receivable	1,944	61,958
Sale of subsidiary, net of cash proceeds	(159,126)	0

Net cash (used) provided by investing activities	(157,182)	61,958

Cash flows from financing activities:
Payments on related party payables	0	(92,182)
Payments on long term debt	0	(80,950)

Net cash used in financing activities	0	(173,132)

Net (decrease) increase in cash	(87,645)	15,333
Cash at beginning of period	87,645	14,782

Cash at end of period	$0	$30,115

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for income taxes	$0	$0

On June 1, 2007, the Company sold a subsidiary which included $449,730 of assets and liabilities of $340,553, in exchange for the assumption of liabilities, $30,000 cash and a $37,000 receivable.

On January 1, 2006, the Company sold a subsidiary which included $1,013,938 of assets and the debt of approximately $1,873,558 and in exchange received a $300,000 note receivable.

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2006 and the year then ended including notes thereto.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively the “Company”), Drug Depot, Inc. through May 31, 2007 (date of sale). All intercompany accounts and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Intangible Asset

The intangible asset consisted of trademarks and is being amortized using the straight-line method over a period of 15 years. Amortization charged to operations was $0, $300, $0 and $687 for the three and six months ending June 30, 2007 and 2006, respectively.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company recorded $430,000 as an impairment loss related to goodwill during the six months ending June 30, 2006. There were no impairment losses recorded during the six months ended June 30, 2007.

Loss on Sale of Subsidiary

On June 1, 2007, Vertical Health Solutions, Inc. (the “Company”), its wholly-owned subsidiary Drug Depot, Inc. (“Drug Depot”) and T&L, Inc. (“T&L”), pursuant to which the Company agreed to sell all of the outstanding capital stock of Drug Depot to T&L (the “Agreement”). The purchase price for the sale is (i) the payment of $67,000 in cash, and (ii) the cancellation of an outstanding promissory note issued by the Company to T&L in the current principal amount of $146,206. Upon execution of the Agreement, T&L deposited $30,000 with the Company, which funds will either be applied to the purchase price or returned to T&L if the closing of the transactions contemplated by the Agreement does not close by September 30, 2007.

Assets and liabilities to be disposed of comprise the following at June 30, 2007:

Cash	$231,448
Accounts receivable net	108,639
Inventories	84,499
Other current assets	538
Property and equipment, net	13,127
Intangible assets, net	8,621
Other assets	2,858

$449,730
Accounts payable	(145,252)
Due to related parties	(45,352)
Accrued interest	(3,743)
Note payable	(146,206)

Book value of net assets	$109,177

Closing of the transactions contemplated by the Agreement is subject to customary terms and conditions. In addition, closing is subject approval of the transaction by the shareholders of the Company and the distribution of an appropriate Information Statement after review by the Securities and Exchange Commission.

Drug Depot constitutes substantially all of the Company’s assets and operations. The Statement of Operations for the three and six months ended June 30, 2006, reflects only the portion of the income and expenses of Drug Depot through the date of the sale, June 1, 2007 and $42,177 is recorded as a loss on the disposal.

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

The Statement of Operations for the three and six months ended June 30, 2006, reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, they are related parties.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2007 and 2006, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2007 AND 2006

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Base Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payment, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for annual periods beginning after December 15, 2005 and, therefore, was effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date, of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. As of the adoption of SFAS 123R, On January 1, 2006, the Company had 100,000 unvested outstanding options and therefore adopted the modified prospective method. However, the amount of the unvested expense from January 1, 2006 to the vesting date of February 11, 2006 was immaterial and resulted in no additional expense for the period ending June 30, 2006.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $1,387, $2,277, $595 and $10,384 for the three and six months ended June 30, 2007 and 2006, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the period ended June 30, 2006 to conform to the presentation as of and for the periods ended June 30, 2007.

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at June 30, 2007 and 2006.

The following sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ending June 30, 2007	Six Months Ending June 30, 2007	Three Months Ending June 30, 2006	Six Months Ending June 30, 2006
Numerator:
Net income (loss)	$(35,241)	$(9,097)	$(187,910)	$(135,641)
Less preferred stock dividend and accreted dividends	0	0	0	0
Net income (loss) available to common stockholders	(35,241)	(9,097)	$(187,910)	$(135,641)

Denominator:
Weighted average basic shares outstanding	16,600,943	16,512,840	16,290,241	16,090,439
Stock options	5,242,815	5,242,815	0	0
Warrants	1,877,140	1,877,140
Weighted average fully diluted shares outstanding	23,720,898	23,632,795	16,290,241	16,090,439
Net loss per common share—Basic and diluted	$(.00)	$(.00)	$(.28)	$(.27)

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

As of June 30, 1007 and 2006, the Company had an outstanding obligation to Stephen M. Watters, a principal shareholder, Director and former Chief Executive Officer of the Company, in the amounts of $0 and $10,000, respectively for working capital advances made to the Company.

As of June 30, 2007 and 2006, the Company had an outstanding obligation to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of $0 and $10,000, respectively for working capital advances made to the Company.

As of June 30, 2007 and 2006, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, former President and Chief Operating Officer of the Company, in the amounts of $0 and $5,000, respectively, for working capital advances made to the Company.

As of June 30, 2007 and 2006, the Company had an outstanding obligation to Ted Shalek, Chief Executive and Financial Officer, in the amounts of approximately $15,000 and $10,000, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

As of June 31, 2007 and 2006, the Company had an outstanding obligation to Vitality Systems, Inc., owned by Stephen M. Watters, Jugal K. Taneja and Brian T. Nugent, a principal shareholders, Directors, former officers of the Company, in the amounts of $0 and $51,146, respectively, for working capital advances made to the Company.

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

Geopharma, Inc. (“Geopharma”), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and six months ended June 30, 2007 and 2006, there were sales of products to Geopharma or its Subsidiary in the amount of $1,808, $7,719, $1,185 and $6,237.

(5) INCOME TAXES

Income tax expense (benefit) for the period ended June 30, 2007 and 2006 is as follows:

	2007	2006
Current income tax expense (benefit)	$(3,100)	$(16,000)
Deferred income tax expense (benefit)	3,100	16,000

Income tax expense (benefit)	$—	—

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Income taxes for the six months ended June 30, 2007 and 2006 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006
Computed tax expense (benefit) at the statutory rate 34%	$(3,100)	$(16,000)
Increase (decrease) in taxes resulting from:
Gain on extinguishment of debt	0	(49,800)
Goodwill	0	146,000
Net operating loss carryforward	3,100	(16,300)
Derivative Income (Expense)	0	(63,900)

Current income tax expense (benefit)	—	—

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$322,000	$570,000
Less valuation allowance	$(322,000)	(570,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at June 30, 2007, approximately $997,100 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

(6) CONCENTRATION OF CREDIT RISK

Net sales to Total Health Rejuvenation and Palm Beach Life Extension, the Company’s two largest clients, accounted for approximately 76% of the total net sales during the six months ended June 30, 2007. There were no sales to these customers in the same six month period ended June 30, 2006.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(8) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the three and six months ended June 30, 2007, VHS had negative working capital of approximately $63,900. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,738,400. Finally, during the period ended June 30, 2007, the Company entered into an agreement to sell Drug Depot, a wholly owned subsidiary. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

Overview

The Company derives its revenues, primarily from the sale of prescription drugs to veterinarians and their clients and laboratories. Revenues are billed and recognized, as product is shipped, net of discounts, allowances, returns and credits.

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

Results of Operations

Three And Six Months Ended June 30, 2007 Compared To Three And Six Months Ended June 30, 2006

Operating expenses. The Company incurred operating expenses of $66,883 and $138,573, respectively, for the three and six months ended June 30, 2007, an increase of $64,885 or 325% and $116,871 or 539%, compared to $1,998 and $21,702 for the three and six months ended June 30, 2006. The increase in operating expenses was primarily attributable to the overall increase in sales and the increase in professional fees as a result of the sale of the Drug Depot subsidiary as of June 1, 2007.

Interest income. Interest income was $0 and $3,479, respectively, for the three and six months ended June 30, 2007, compared to $3,101 and $9,837, respectively, for the three and six months ended June 30, 2006. The decrease in interest income was a result of a decrease in cash.

Interest expense. Interest expense was $0 and $218, respectively, for the three and six months ended June 30, 2007, compared to $0 and $2,400, respectively, for the three and six months ended June 30, 2006. The decrease in interest expense was primarily a result of decreases in the outstanding debt.

The Company had no income tax provision for the three and six months ended June 30, 2007 and 2006. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Income (loss) from operation of discontinued animal health products division. Overall, the net income loss from discontinued operations for the three and six months ended June 30, 2007 was $73,819 and $168,392, respectively, as compared to $(92,585) and $(208,125) for the three and six months ended June 30, 2006, respectively. The increase in income is mainly attributable to several new customers that were added during 2007 and accounted for approximately 76% of sales.

Preferred dividends. The Company did not have any preferred stock dividends for the three and six months ended June 30, 2007 and 2006 related to the Company’s Series A Preferred Stock of Vertical Health Ventures, Inc.

Net income (loss) per share. Net income (loss) per share for the three and six months ended June 30, 2007 were ($.00) and ($.00), respectively, compared to net income (loss) per share of ($.01) and ($.00), respectively, for the three and six months ended June 30, 2006.

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

Financial Condition, Liquidity and Capital Resources

The Company had no cash and a working capital deficit of $63,879 at June 30, 2007, compared to cash of $87,645 of unrestricted cash and a working capital deficit of $41,830 at December 31, 2006.

Net cash provided by operating activities was $69,537 for the six months ended June 30, 2007, as compared to $126,507 for the six months ended June 30, 2006. The cash provided was primarily attributable to the increase in sales.

Net cash (used) provided by investing activities was $(157,182) for the six months ended June 30, 2007 as compared to $61,958 for the six months ended June 30, 2006. The decrease in cash from investing activities is primarily due to the sale of the animal health products subsidiary on June 1, 2007.

The Company did not use any cash for financing activities during the six months ended June 30, 2007 as compared to cash used in financing activities of $173,132 for the six months ended June 30, 2006. The overall increase in cash used in financing activities is primarily the result of payments on related party payables and long term debt during the six months ended June 30, 2006.

During the six months ended June 30, 2007, the Company entered into an agreement to sell Drug Depot, a wholly owned subsidiary. The agreement and sale closed on August     , 2007. The Company’s sole business activities now consist of finding a new business to operate.

The Company’s future liquidity and cash requirements will primarily depend on the Company’s ability to develop a new business or secure future acquisitions. In particular, as the Company will not have any cash flows from operations, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: September 13, 2007	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer