Form 10QSB
period 2007-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2007-11-14
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of September 30, 2007 was 16,722,347.

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007
(Unaudited)
ASSETS
Current assets:
Note receivable, related party	$70,654

Total current assets	70,654
Other assets	3,000

Total assets	$73,654

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,408
Accrued expenses	109,152
Due to related parties	15,000

Total current liabilities	147,560

Total liabilities	147,560

Commitments and contingencies	—
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 16,722,347 shares issued and outstanding	16,723
Additional paid in capital	2,660,821
Accumulated deficit	(2,751,450)

Total stockholders’ deficit	(73,906)

Total liabilities and stockholders’ deficit	$73,654

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative expenses	13,027	—	151,601	21,702

Total operating expenses	13,027	—	151,601	21,702

Operating loss before other income and expense	(13,027)	—	(151,601)	(21,702)

Other income (expense):
Interest income	—	4,314	3,479	14,151
Impairment of goodwill	—	—	—	(430,000)
Derivative income (expense)	—	—	—	187,873
Gain on sale of subsidiary	—	—	—	270,990
Gain on extinguishment of debt	—	—	—	146,455
Interest expense	—	—	(218)	(2,400)

Total other income (expense)	—	4,314	3,261	187,069

Income (loss) from continuing operations before income taxes	(13,027)	4,314	(148,340)	165,367

Income taxes	—	—	—	—

Income (loss) from continuing operations	(13,027)	4,314	(148,340)	165,367

Discontinued operations
Income (loss) from operation of discontinued animal health products division (net of tax)	—	(49,441)	168,392	(257,566)
Loss from disposal of animal health products division (net of tax)	—	—	(42,177)	—

	—	(49,441)	126,215	(257,566)
Preferred stock dividends and accreted dividends	—	—	—	—

Net loss available to common stockholders	$(13,027)	$(45,127)	$(22,125)	$(92,199)

Basic and diluted loss per share	$(.00)	$(.00)	$(.00)	$(.01)

Basic and diluted weighted average number of common shares outstanding	16,722,347	16,423,757	16,583,442	16,196,136

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,125)	$(92,199)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,248	2,843
Gain on extinguishment of debt	0	(146,455)
Impairment of goodwill	0	430,000
Derivative income	0	187,117
Loss (gain) on sale of subsidiary	42,177	(270,990)
Common stock issued for services	32,845	5,000
Changes in operating assets and liabilities:
Accounts receivable, net	37,622	10,416
Inventories, net	84,271	1,063
Prepaid expenses	0	3,812
Other current assets	2,858	(41,876)
Accounts payable	(82,709)	(53,824)
Due to related parties	0	15,600
Accrued expenses	36,195	30,743

Net cash provided by operating activities	132,382	81,250

Cash flows from investing activities:
Increase to notes receivable	13,123	99,824
Sale of equipment	11,177	0
Sale of intangible assets	8,321	0
Increase in other assets	(42,177)	0

Net cash (used) provided by investing activities	(9,556)	99,824

Cash flows from financing activities:
Payments on related party payables	(146,206)	(100,344)
Decrease in due to related parties	(64,265)
Payments on long term debt	0	(80,950)

Net cash used in financing activities	(210,471)	(181,294)
Net (decrease) increase in cash	(87,645)	(220)
Cash at beginning of period	87,645	14,782

Cash at end of period	$0	$14,562

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for income taxes	$0	$0

On June 1, 2007, the Company sold a subsidiary which included $449,730 of assets, the assumption of liabilities of $340,553 in exchange for $30,000 cash and a $37,000 receivable.

On January 1, 2006, the Company sold a subsidiary which included $1,013,938 of assets and the debt of approximately $1,873,558 and in exchange received a $300,000 note receivable.

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company recorded $430,000 as an impairment loss related to goodwill during the nine months ending September 30, 2006. There were no impairment losses recorded during the nine months ended September 30, 2007.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Loss on Sale of Subsidiary (continued)

Assets and liabilities to be disposed of comprise the following at June 1, 2007:

Cash	$231,448
Accounts receivable, net	108,639
Inventories	84,499
Other current assets	538
Property and equipment, net	13,127
Intangible assets, net	8,621
Other assets	2,858

$449,730

Accounts payable	(145,252)
Due to related parties	(45,352)
Accrued interest	(3,743)
Note payable	(146,206)

Book value of net assets	$(109,177)

Drug Depot constitutes substantially all of the Company’s assets and operations. The Statement of Operations for the three and nine months ended September 30, 2007, reflects only the portion of the income and expenses of Drug Depot through the date of the sale, June 1, 2007, and $42,177 is recorded as a loss on the disposal.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Gain on Sale of Subsidiary (continued)

The Statement of Operations for the three and nine months ended September 30, 2006, reflects only the portion of the income attributable to shareholders other than Messrs. Watters, Taneja and Nugent because, as buyers, they are related parties.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2007 and 2006, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Base Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payment, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for annual periods beginning after December 15, 2005 and, therefore, was effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date, of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. As of the adoption of SFAS 123R, On January 1, 2006, the Company had 100,000 unvested outstanding options and therefore adopted the modified prospective method. However, the amount of the unvested expense from January 1, 2006 to the vesting date of February 11, 2006 was immaterial and resulted in no additional expense for the period ending September 30, 2006.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $0, $2,277, $1,832 and $15,664 for the three and nine months ended September 30, 2007 and 2006, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2007 and 2006.

The following sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ending September 30, 2007	Nine Months Ending September 30, 2007	Three Months Ending September 30, 2006	Nine Months Ending September 30, 2006
Numerator:
Net income (loss)	$(13,027)	$(22,125)	$(45,127)	$(92,199)
Less preferred stock dividend and accreted dividends	0	0	0	0
Net income (loss) available to common stockholders	(13,027)	(22,125)	$(45,127)	$(92,199)
Denominator:
Weighted average basic shares outstanding	16,722,347	16,583,442	16,423,757	16,196,136
Stock options	5,242,815	5,242,815	0	0
Warrants	1,877,140	1,877,140
Weighted average fully diluted shares outstanding	23,842,302	23,703,397	16,423,757	16,196,136
Net loss per common share—Basic and diluted	$(.00)	$(.00)	$(.00)	$(.01)

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

As of September 30, 2007 and 2006, the Company had an outstanding obligation to Stephen M. Watters, a principal shareholder, Director and former Chief Executive Officer of the Company, in the amounts of $0 and $6,600, respectively for working capital advances made to the Company.

As of September 30, 2007 and 2006, the Company had an outstanding obligation to Jugal K. Taneja, a principal shareholder and a Director of the Company, in the amounts of $0 and $5,395, respectively for working capital advances made to the Company.

As of September 30, 2007 and 2006, the Company had an outstanding obligation to Brian T. Nugent, a principal shareholder, Director, former President and Chief Operating Officer of the Company, in the amounts of $0 and $4,000, respectively, for working capital advances made to the Company.

As of September 30, 2007 and 2006, the Company had an outstanding obligation to Ted Shalek, Chief Executive and Financial Officer, in the amounts of approximately $15,000 and $15,000, respectively, for working capital advances made to the Company. This obligation is included in amounts due to related parties.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(5) INCOME TAXES

Income tax expense (benefit) for the period ended September 30, 2007 and 2006 is as follows:

	2007	2006
Current income tax expense (benefit)	$5,800	$(31,400)
Deferred income tax expense (benefit)	(5,800)	31,400

Income tax expense (benefit)	$—	—

Income taxes for the nine months ended September 30, 2007 and 2006 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006
Computed tax expense (benefit) at the statutory rate 34%	$(7,500)	$(31,400)
Increase (decrease) in taxes resulting from:
Gain on extinguishment of debt	0	(49,800)
Goodwill	0	146,200
Net operating loss carryforward	(5,800)	(1,100)
Meals and entertainment	13,300	0
Derivative Income (Expense)	0	(63,900)

Current income tax expense (benefit)	—	—

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$454,500	$649,900
Less valuation allowance	$(454,500)	(649,900)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at September 30, 2007, approximately $1,336,900 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(6) SUBSEQUENT EVENT

Subsequent to September 30, 2007, the Company entered into a Settlement Agreement (the Agreement) with Ted Shalek. The Agreement calls for the Company to lift the restrictive legend from Mr. Shalek’s 50,000 shares of the Company’s common stock and payment of $30,000 cash for full settlement and release of the Company’s outstanding obligations due to Mr. Shalek. The Company has included the payment amount in accrued expenses and due to related party in the accompanying balance sheet.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years. Further for the three and nine months ended September 30, 2007, VHS had negative working capital of approximately $76,906. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,751,500. Finally, during the period ended September 30, 2007, the Company sold Drug Depot, a wholly owned subsidiary. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

In August 2007, the company completed the sale of its operating subsidiary, Drug Depot, Inc. The Company is not actively engaged in any business at the present time and is seeking to develop a new business or secure future acquisitions.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared To Three and Nine Months Ended September 30, 2006

Operating expenses. The Company incurred operating expenses of $13,027 and $151,601, respectively, for the three and nine months ended September 30, 2007, an increase of $13,027 or 100% and $129,899 or 599%, compared to $0 and $21,702 for the three and nine months ended September 30, 2006. The increase in operating expenses was primarily attributable to the increase in accounting and legal fees as a result of the sale of the Drug Depot subsidiary as of June 1, 2007.

Interest income. Interest income was $0 and $3,479, respectively, for the three and nine months ended September 30, 2007, compared to $4,314 and $14,151, respectively, for the three and nine months ended September 30, 2006. The decrease in interest income was a result of a decrease in cash.

Interest expense. Interest expense was $0 and $218, respectively, for the three and nine months ended September 30, 2007, compared to $0 and $2,400, respectively, for the three and nine months ended September 30, 2006. The decrease in interest expense was primarily a result of decreases in the outstanding debt.

The Company had no income tax provision for the three and nine months ended September 30, 2007 and 2006. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Income (loss) from operation of discontinued animal health products division. The Company ceased operations on June 1, 2007 and sold its wholly owned subsidiary, Drug Depot, Inc. The Company ceased operations due to continued losses caused by increased competition and risk associated with the pharmaceutical compounding industry. Also, the Company was unable to find an acceptable industry partner to enter into a strategic acquisition in order to meet its operating objectives.

Overall, the net income loss from discontinued operations for the three and nine months ended September 30, 2007 was $0 and $168,392, respectively, as compared to $49,441 and $257,566 for the three and nine months ended September 30, 2006, respectively. The decrease in income is mainly attributable to the sale of Drug Depot, Inc. as of June 1, 2007.

Preferred dividends. The Company did not have any preferred stock dividends for the three and nine months ended September 30, 2007 and 2006 related to the Company’s Series A Preferred Stock of Vertical Health Ventures, Inc.

Net income (loss) per share. Net income (loss) per share for the three and nine months ended September 30, 2007 were ($.00) and ($.00), respectively, compared to net income (loss) per share of ($.00) and ($.01), respectively, for the three and nine months ended September 30, 2006.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended September 30, 2007 and 2006. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had no cash and a working capital deficit of $76,906 at September 30, 2007, compared to cash of $87,645 of unrestricted cash and a working capital deficit of $41,830 at December 31, 2006.

Net cash provided by operating activities was $132,382 for the nine months ended September 30, 2007, as compared to $81,250 for the nine months ended September 30, 2006. The increase in cash provided from operating activities was primarily attributable to the sale of the animal health products subsidiary on June 1, 2007.

Net cash (used) provided by investing activities was $(9,556) for the nine months ended September 30, 2007 as compared to $99,824 for the nine months ended September 30, 2006. The decrease in cash from investing activities is primarily due to the sale of the animal health products subsidiary on June 1, 2007.

Net cash used for financing activities was ($210,471) for the nine months ended September 30, 2007 as compared to ($181,294) for the nine months ended September 30, 2006. The overall increase in cash used in financing activities is primarily the result of payments on related party payables and due to related parties during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, the Company entered into an agreement to sell Drug Depot, a wholly owned subsidiary. The agreement and sale closed in August 2007. The Company’s sole business activities now consist of finding a new business to operate.

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

Item 3.	CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer or CEO, and the chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective.

b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2.	UNREGISTERED SALES OF – SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8K.

Exhibits.

The following exhibits are filed with this report:

31.1 – Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

Reports on Form 8-K.

August 27, 2007, the Company files a Form 8K announcing the completion of the disposition of assets related to the June 1, 2007 sale of its wholly-owned subsidiary Drug Depot, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: November 14, 2007	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer