Form 10KSB
period 2007-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2008-04-15
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23031

VERTICAL HEALTH SOLUTIONS, INC.

(Name of small business issuer in its charter)

Florida	59-3635262
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Brooker Creek Blvd., Ste. 340, Florida	34677
(Address of principal executive offices)	(Zip Code)

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

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $59,979 based upon the last reported trade of the stock, which was on April 14, 2008 at $.02 per share.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of December 31, 2007 was 16,722,347.

DOCUMENTS ARE INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1.	DESCRIPTION OF BUSINESS.

General

In June 2007, Vertical Health Solutions, Inc. completed the sale of its only operating subsidiary, Drug Depot, Inc. The Company is not actively engaged in any business at the present time and is seeking to develop a new business or secure future acquisitions. Prior to June 2007, the Company, through its wholly-owned subsidiary, operated a Florida retail and veterinary compounding pharmacy providing specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector

Vertical Health Solutions, Inc. was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. The Company’s executive offices are located at 630 Brooker Creek Blvd., Ste. 340, Oldsmar, Florida 34677 and its telephone number is (727) 548-8345. References in this Annual Report on Form 10-KSB refer to Vertical Health Solutions, Inc. and, as applicable, its subsidiaries as the “Company” or “Vertical”, unless the context otherwise requires.

Our Pharmacy Operations

Our pharmacy, Drug Depot, Inc., d/b/a APS Pharmacy, provided specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector. APS Pharmacy customizes companion animal medications in a variety of strengths, sizes, dosage forms and flavors based on veterinary and patient requirements.

Drug Depot, Inc. began operations on November 1, 2004 through the acquisition of the operating assets and operations of T & L Pharmacies, Inc

Marketing and Sales

During the fiscal year ended December 31, 2007, approximately all of our sales were to customers of the companion animal sector. Our geographical market is defined as the continental United States; however initial concentration has been on customers in the southeast and southwest regions of the United States.

Drug Depot, Inc. utilized a combination of inside sales and fax advertising for its sales and marketing efforts. All of Drug Depot, Inc.’s sales efforts focused on retaining the current customer sales base and developing new customers.

Government Regulation

State and federal government agencies regulated the distribution of many of our animal health products. Specifically, the U.S. Department of Agriculture, the Food and Drug Administration and the Drug Enforcement Administration are charged with regulating our industry and the distribution of certain of our products. In particular, they regulate the formulation and purity of our products, which are subject to review during the manufacturing process. In addition, several State Boards of Pharmacy require us to obtain appropriate licensing for the sale of animal health products in their jurisdiction, as well as requiring us to collect sales and use taxes on our product sales therein. However, since we do not manufacture the products we sell, we are not subject to the stringent Federal and state laws, which regulate the manufacturing process, nor are we required to undergo regular inspections or certifications of our facilities or our activities. Finally, we were subject to federal and state labor regulations governing our relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

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

In house training was provided to all applicable employees to ensure compliance with regulations. Thus far, the Company has not incurred additional expenses in order to comply with FDA requirements. The Company believes that it is substantially in compliance with all FDA record keeping and reporting requirements and all environmental regulations affecting the Company.

Dispensing prescription medications is governed at the state level by the board of pharmacy, or similar regulatory agencies, of each state where prescription medications are dispensed. We are subject to regulation by the State of Florida and are licensed by the Florida Board of Pharmacy. Our license was valid until February 28, 2008. We are also licensed and/or regulated by other state pharmacy boards and other regulatory authorities including, but not necessarily limited to, the United States Food and Drug Administration (“FDA”) and the United States Environmental Protection Agency (“EPA”). As a licensed pharmacy in the State of Florida, we are subject to the Florida Pharmacy Act and regulations promulgated hereunder. To the extent that we are unable to maintain our license with the Florida Board of Pharmacy as a community pharmacy, or if we do not maintain the licenses granted by other state pharmacy boards, or if we become subject to actions by the FDA, or other enforcement regulators, our distribution of prescription medications to veterinarians could cease, which could have a material adverse effect on our operations.

Employees

As of December 31, 2007, the Company had no employees. Prior to August 2007, the Company had 5 full time employees. Of such employees, one was engaged in marketing and sales, three employees operated the pharmacy and one was responsible for management and administration. None of the Company’s employees were covered by a collective bargaining agreement. The Company considered its relations with its employees to be good.

In each case, the employees were permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company. Each of the employees was eligible for grant of stock options in accordance with the provisions of the Company’s 1999 Stock Option Plan, as determined by the Administrator of the Plan.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Competition. The veterinary compounding industry is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution, marketing and other resources than the Company, compete with us in the development and marketing of various compounds. Competition from such companies could have a material adverse effect on the Company.

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

General Risks

Key Personnel. As a small company with zero full-time employees, the Company’s success depends on the services of its senior management team. If the Company loses the service of their CEO and CFO, , the Company could be materially adversely affected.

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

Lack of Active Business May Result in Delisting from the Over the Counter Bulletin Board. We do not currently have any business operations and we have no source of revenue. Further, we have no current prospects for business opportunities. Our lack of business or prospects may result in our inability to maintain our filing obligations under the Securities Exchange Act of 1934. If we fail to maintain our Securities Exchange Act filings, our stock may be removed from quotation on the Over The Counter Bulleting Board.

Item 2.	DESCRIPTION OF PROPERTY.

Effective October 1, 2004, Drug Depot, Inc., the continuing veterinary compounding pharmacy, entered into a two year lease of approximately 3,000 square feet of office and retail space for its operations in Palm Harbor, Florida. The lease contains three consecutive one-year renewal options to continue the lease after the expiration of the original lease on October 31, 2006 unless terminated earlier. The rental under the lease is approximately $35,000 annually.

As of December 31, 2007, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $0.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any other legal proceeding, which it believes will have a material adverse affect on its results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

	High	Low
March 31, 2005	$0.70	$0.35
June 30, 2005	$1.01	$0.26
September 30, 2005	$0.80	$0.35
December 31, 2005	$0.85	$0.42
March 31, 2006	$0.55	$0.45
June 30, 2006	$0.50	$0.30
September 30, 2006	$0.30	$0.13
December 31, 2006	$0.145	$0.12
March 31, 2007	$0.21	$0.11
June 30, 2007	$.018	$0.15
September 30, 2007	$0.15	$0.07
December 31, 2007	$0.10	$0.07

As of December 31, 2007, there were approximately 232 stockholders of record of the Company’s common stock.

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

On May 28, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), under which the Company issued and sold to Laurus in a private placement (i) $4,000,000 of Series A Preferred Stock of its subsidiary that is convertible into shares of common stock of the Company (the “Preferred Stock”), and (ii) warrants to purchase 820,000 shares of common stock at a price equal to $1.87 per share, exercisable until May 27, 2011 (the “ Series A Warrants”).

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

The issuance of the 200,000 shares of common stock were exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated hereunder based upon the representations of Laurus that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Sale of Drug Depot, Inc. (Wholly Owned Subsidiary)

On June 30, 2007, the Company, entered into an agreement with T&L Pharmacy, Inc. (“T&L”), pursuant to which T&L purchased all of the outstanding stock of the Company’s wholly-owned subsidiary Drug Depot, Inc. (“Depot”). The purchase price consisted of the assumption of the purchasers of debt in the aggregate amount of $146,206 and payment of $67,000 cash. The Agreement is effective as of June 1, 2007. The sale was approved by the Company’s independent directors.

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

Overview

The Company, primarily, derives its revenues from developing, packaging and wholesaling a wide variety of veterinary and certain pharmaceuticals. Revenues are billed and recognized, as product is shipped, net of discounts, allowances, returns and credits.

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

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues. The Company generated revenues of $0 for the year ended December 31, 2007, a decrease of $254,914 or 100%, compared to $754,914 for the year ended December 31, 2006. The decrease in revenues was primarily attributable to the sale of the subsidiary, Drug Depot, Inc. on May 31, 2007.

Gross profit. The Company achieved a gross profit of $0 for the year ended December 31, 2007, a decrease of $383,068 or 100%, compared to $383,068 for the year ended December 31, 2006. Gross profit, as a percentage of revenues, decreased from 50% for the year ended December 31, 2006 to 0% for the year ended December 31, 2007. The decrease in gross margin was primarily due to the sale of the subsidiary, Drug Depot, Inc. on May 31, 2007.

Operating expenses. The Company incurred operating expenses of $213,702 for the year ended December 31, 2007, a decrease of $454,205 or 68%, compared to $667,907 for the year ended December 31, 2006. The decrease was primarily attributable to the sale of the subsidiary Drug Depot, Inc. as of May 31, 2007.

Interest expense, net of interest income. Interest income, net of interest expense was $2,103 for the year ended December 31, 2007, compared to $14,507 of net interest expense for the year ended December 31, 2006. The decrease in interest expense, net of interest income was primarily a result of the decreases in outstanding debt.

Income taxes. The Company had no income tax provision for the years ended December 31, 2007 and 2006. No tax benefit has been provided due to the uncertainty in the utilization of the loss carry forwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s preferred stock were $0 for the years ended December 31, 2007 and December 31, 2006.

Net loss per share. Net loss per share was $0.00 for the year ended December 31, 2007, compared to net loss per share of $0.01 for the year ended December 31, 2006.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2007 and 2006. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $0 and a working capital deficit of $91,893 at December 31, 2007, compared to cash of $87,645 and a working capital deficit of $41,830 at December 31, 2006.

Net cash provided by operating activities was $108,397 for the year ended December 31, 2007, as compared to net cash used in operating activities of $41,830 for the year ended December 31, 2006. The provision of cash was primarily attributable to the decrease in the net loss and the gain on extinguishment of debt.

Net cash used by investing activities was $382,844, representing the payments on a note receivable.

Net cash provided by financing activities was $186,802, represented by proceeds from related party debt.

During the year ended December 31, 2007, the Company entered into an agreement to sell Drug Depot, a wholly owned subsidiary. The agreement and sale closed in August 2007. The Company’s sole business activities now consist of finding a new business to operate.

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2007. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 will not impact our financial statements as we did not use the “simplified” method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Notice: This message, and any attached file, is intended only for the use of the individual or entity to which it is addressed, and may contain information that is privileged, confidential and exempt from disclosure under applicable law. If the reader of this message is not the intended recipient, you are hereby notified that any dissemination, distribution or copying of this communication is strictly prohibited. If you have received this communication in error, please notify us immediately by reply e-mail and delete all copies of the original message. Thank you.

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

Management’s Report of Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of the Company’s chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSCO) in Internal Control-Integrated Framework.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	40	Chief Executive and Chief Financial Officer, Director	2006

Jugal K. Taneja	63	Director	2000

Alfred Lehmkuhl	75	Director	2002

Patrick Sheppard	59	Director	2002

Brian T. Nugent	33	Director	2001

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

Background of Executive Officers and Directors

On January 4, 2006 Stephen Watters resigned as Chief Executive Officer of the Company and effective July 7, 2006, was reappointed Chief Executive and Financial Officer of the Company. Prior to working with us, Mr. Watters was the Co-founder, Chief Executive Officer and President, of Drugmax, Inc., from September 1998 until August 2000. DrugMax was a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. From September through November 1998, Mr. Watters served as Vice President of Finance of Dynamic Health Products, Inc., a publicly-held nutraceutical products company. Prior to that, he worked in the investment banking and brokerage businesses from April 1992 to September 1998. He received his Executive Masters of Business Administration degree from Case Western Reserve University in 1997.

On January 4, 2006 Brian Nugent resigned as President and Chief Operating Officer of the Company. Brian Nugent had served as our President and Chief Operating Officer since April 2001. Mr. Nugent had also served as President and Treasurer of Labelclick, Inc. since its inception and also served President of Drug Depot, Inc., our wholly owned specialty pharmacy located in Palm Harbor, Florida since inception to June 2008. Prior to joining Vertical Health Solutions, Inc., Mr. Nugent spent three years working in management for the Tampa Bay Buccaneers of the National Football League where he was responsible for establishing business relationships and managing daily operations. He received his Bachelors of Science in Multi-National Business Operations from the Florida State University in 1997.

On January 4, 2006, Jugal Taneja resigned as a consultant to the Company. Jugal K. Taneja had served as a director of the Company since its inception and as a consultant to the Company since March 2000. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Co-Chairman of the Board of DrugMax, Inc., and from October 2000 to November 2004 served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as Chairman and a director of Geopharma, Inc., a publicly-held pharmaceutical and nutraceutical products company. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, 5, and amendments thereto, furnished to the Company during fiscal year 2007 and 2006, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2006.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, which applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

Item 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Stephen M. Watters,
CEO, CFO	2007	0.00	=	=	=	=	0.00
	2006	0.00	=	=	=	=	0.00
	2005	165,000	=	=	=	=	165,000

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception and was reappointed as Chief Financial Officer on July 7, 2006

During the year ended December 31, 2007, the Company did not pay any director fees for each meeting attended by such director. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board. There was no compensation paid to our non-employee directors during the year ended December 31, 2007

Employment Agreements

The Company did not have any outstanding employment contracts with any of its officers or directors for the year ended December 31, 2007.

The Company did not grant or issue any stock options for the year ended December 31, 2007.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock Or Units (#)	All Other Option Awards: Number of Securities Under- Lying Options (#)	Exercise or Base Price Of Option Awards ($ / Share)	Grant Date Fair Value Of Stock and Option Awards
Stephen M. Watters, CEO, CFO and Director		=	=	=	=

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2007 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	6,149,444	39.5%
Common	Brian T. Nugent (4)	1,069,075	6.87%
Common	Jugal K. Taneja(5)	4,615,787	29.67%
Common	Patrick Sheppard	326,675	2.1%
Common	Alfred Lehmkuhl(6)	1,562,395	10.0%
Common	All officers and directors as a group (5 persons)	13,723,376	82.07%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 630 Brooker Creek Blvd., Ste. 340 Oldsmar, FL , FL 34677.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)	Of the shares beneficially owned by Mr. Watters, 1,913,868 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife.
(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife.
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

In connection with the agreement to sell Labelclick, Stephen Watters and Brian Nugent resigned as officers of the Company and Jugal K. Taneja agreed to the termination of his consulting agreement with the Company. Each of the employment agreements and the consulting agreement were terminated effective as of January 18, 2006, without further payment or obligation beyond those which have accrued through and including January 18, 2005, but excluding any termination payments otherwise payable pursuant to the agreements. Messrs. Watters, Nugent and Taneja remain members of the Company’s Board of Directors

As of December 31, 2007 and 2006, the Company had an outstanding obligation to Thaddeus J. Shalek, Chief Financial Officer of the Company, in the amounts of approximately $ 0 and $15,000, respectively, for working capital advances made to the Company. This obligation is included in the amounts due to related parties.

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

PART IV

Item 13.	EXHIBITS.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

4.3	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Employment Agreement with Stephen M. Watters*

10.3	Form of Employment Agreement with Brian T. Nugent*

10.4	Form of Employment Agreement with Thaddeus J. Shalek**

10.5	Form of Consulting Agreement with Jugal K. Taneja**

10.8	Stephen Watters warrant agreement*

10.9	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.***

21.1	Vertical Health Solutions, Inc. – List of Subsidiaries.

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.
**	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2004.
***	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2005.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and December 31, 2006, and for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB during such fiscal years, were $$62,987 and $34,095, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $                     and $0 for the years ended December 31, 2007 and 2006, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $5,000 and $2,500 for the years ended December 31, 2007 and 2006, respectively.

All Other Fees. For the fiscal year ended December 31, 2007, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

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

Signature		Title	Date

By:	/s/ Stephen M. Watters	Director
Stephen M. Watters

By:	/s/ Jugal K. Taneja	Director
Jugal K. Taneja

By:	/s/ Alfred Lehmkuhl	Director
Alfred Lehmkuhl

By:	/s/ Patrick Sheppard	Director
Patrick Sheppard

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vertical Health Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vertical Health Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related statement of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $40,111 for the year ended December 31, 2007 and had a working capital deficit of $91,893 as of December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2007 and 2006 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP
Tampa, Florida

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash	$—	$87,645
Accounts receivable, net	—	37,622
Inventories, net	—	84,271
Other current assets	—	2,858
Current portion of note due from related parties	—	83,776

Total current assets	—	296,172
Property and equipment, net	—	12,125
Intangible assets, net of amortization	—	8,621
Other assets	—	3,000

Total assets	$—	$319,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$56,649	$106,117
Current portion of long-term obligations	—	94,663
Accrued expenses	26,320	76,482
Notes payable to related parties in default	—	76,482
Notes payable to related parties	8,924	15,000
Notes payable	—	15,000
Due to related parties	—	45,740

Total current liabilities	91,893	338,002

Long-term obligations, less current portion	—	66,543

Total liabilities	91,893	404,545

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares and 3,900,000 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 16,722,347 and 16,423,755 shares issued and outstanding, respectively	16,723	16,424
Additional Paid-In Capital	2,660,821	2,628,275
Accumulated deficit	(2,769,437)	(2,729,326)

Total stockholders’ deficit	(91,893)	(84,627)

Total liabilities and stockholders’ deficit	$—	$319,918

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

	2007	2006
Sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative expenses	213,702	90,033

Total operating expenses	213,702	90,033

Operating loss before other income and expense	(213,702)	(90,033)

Other income (expense):
Interest income	3,479	18,050
Impairment of goodwill	—	(430,000)
Derivative income (expense)	—	187,873
Gain on sale of subsidiary	13,145	192,541
Gain on extinguishment of debt	—	146,455
Interest expense	(1,376)	(3,533)

Total other income (expense)	15,248	111,386

Income (loss) from continuing operations before income taxes	(198,454)	21,353

Income taxes	—	—

Income (loss) from continuing operations	(198,454)	21,353

Discontinued operations
Income (loss) from operation of discontinued (net of tax $0)	200,520	(206,028)
Loss from disposal of animal health products division (net of tax)	(42,177)	—

	158,343	(206,028)

Net loss available to common stockholders	$(40,111)	$(184,675)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	16,618,453	16,253,509

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2005	0	$0	15,554,541	$15,555	$1,674,311	$(2,544,651)	$(854,785)
Issuance of common stock for the exercise of warrants			656,714	656	869,177		869,833
Issuance of common stock for consulting services			12,500	13	4,987		5,000
Issuance of common stock for the exercise of warrants			200,000	200	79,800		80,000

Net loss						(184,675)	(184,675)

Balance at December 31, 2006	0	$0	16,423,755	$16,424	$2,628,275	$(2,729,326)	$(84,627)
Issuance of common stock in settlement of a payable			298,592	299	32,546		32,845
Net loss						(40,111)	(40,111)

Balance, December 31, 2007	0	$0	16,722,347	$16,723	$2,660,821	$(2,769,437)	(91,893)

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(40,111)	$(184,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,248	4,155
Gain on extinguishment of debt	—	(146,455)
Gain on settlement of related parties	(13,145)	—
Impairment of goodwill	—	430,000
Derivative instrument (income) expense, net	—	187,873
Loss (gain) on sale of subsidiary	42,177	(192,541)
Common stock issued for services	32,845	5,000
Expenses paid by reduction of notes receivable	—	272,192
Changes in operating assets and liabilities:
Accounts receivable	—	(7,522)
Inventories	—	(31,362)
Prepaid expenses	—	4,235
Other current assets	—	24,856
Accounts payable	85,383	77,505
Accrued expenses	—	12,972

Net cash provided by operating activities	108,397	80,487

Cash flows from investing activities:
Sale of subsidiary, net of proceeds	(382,844)	—
Purchase of intangible assets	—	(8,986)

Net cash used in investing activities	(382,844)	(8,986)

Cash flows from financing activities:
Cash transferred in sale of subsidiary	—	(14.100)
Payments of long-term obligations	—	(99,486)
Proceeds from related party loans	—	68,632
Proceeds from related party notes payable	186,802	46,316

Net cash provided by financing activities	186,802	1,362

Net (decrease) increase in cash	(87,645)	72,863
Cash at beginning of period	87,645	14,782

Cash at end of period	$—	$87,645

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Years Ended December 31, 2007 and 2006

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,901	$3,533
Cash paid during the period for income taxes	$—	$0

On June 1, 2007, the Company sold a subsidiary which included $449,730 of assets, the assumption of liabilities of $340,553 in exchange for $30,000 cash and a $37,000 receivable.

On January 1, 2006, the Company sold a subsidiary which included $1,013,938 of assets and debt of $1,873,558 in exchange for a $300,000 note receivable.

During the year ended December 31, 2006, the Company issued 12,500 shares of common stock valued at $5,000 for services.

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2007 and 2006 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively the “Company”), Drug Depot, Inc. through May 31, 2007 (date of sale). All intercompany accounts and balances have been eliminated in consolidation.

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

Intangible Asset

The intangible asset consisted of trademarks and is being amortized using the straight-line method over a period of 15 years. Amortization charged to operations was $0 and $367 for the years ending December 31, 2007 and 2006, respectively.

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

DECEMBER 31, 2007 AND 2006

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. The Company recorded $430,000 as an impairment loss related to goodwill during the year ended December 31, 2006. There were no impairment losses recorded during the year ended December 31, 2007 as all fixed assets were disposed of in the sale of the subsidiary, Drug Depot on May 31, 2007.

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

Drug Depot constitutes substantially all of the Company’s assets and operations. The Statement of Operations for the year ended December 31, 2007, reflects only the portion of the income and expenses of Drug Depot through the date of the sale, June 1, 2007, and $42,177 is recorded as a loss on the disposal.

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

DECEMBER 31, 2007 AND 2006

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2007 and 2006, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the year ended December 31, 2007 and currently, the Company operated only one segment.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

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

Additionally, during the year ended December 31, 2006, the Company extinguished 820,000 warrants in exchange for 200,000 shares of common stock valued at $80,000. The fair value of the warrants was determined at the date of the exchange using the Black Scholes Option Model using the following variables:

Volatility	121.70%
Term	5 years
Risk free interest rate	4.95%
Dividend	0

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $1,387 and $5,914 for the years ended December 31, 2007 and 2006, respectively.

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2006, the fair value of the Company’s long-term obligations approximated its carrying value.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2007 and 2006.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Numerator:
Net loss	$(40,111)	$(184,675)
Less preferred stock dividend and accreted dividends	—	—

Net loss available to common stockholders	$(40,111)	$(184,675)

Denominator:
Weighted average basic shares outstanding	16,618,453	16,253,509
Stock options	—	—

Warrants	—	—

Weighted average fully diluted shares outstanding	16,618,453	16,253,509

Net loss per common share—Basic and diluted	$(0.00)	$(0.01)

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2007. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 will not impact our financial statements as we did not use the “simplified” method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Notice: This message, and any attached file, is intended only for the use of the individual or entity to which it is addressed, and may contain information that is privileged, confidential and exempt from disclosure under applicable law. If the reader of this message is not the intended recipient, you are hereby notified that any dissemination, distribution or copying of this communication is strictly prohibited. If you have received this communication in error, please notify us immediately by reply e-mail and delete all copies of the original message. Thank you.

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the year ended December 31, 2007, VHS had negative working capital of $91,893. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,769,437. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

DECEMBER 31, 2007 AND 2006

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

NOTE 4—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	2007	2006
Accounts receivable	$0	$39,622
Less allowance for uncollectible accounts	(0)	(2,000)

Total	$0	$37,622

For the years ended December 31, 2007 and 2006, bad debt expense charged to operations for estimated uncollectible accounts receivable was $0 and $2,350, respectively.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

NOTE 5—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Current income tax expense (benefit)	$0	$0
Deferred income tax expense (benefit)	0	0

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2007 and 2006 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

NOTE 7—INCOME TAXES (continued)

	2007	2006
Computed tax benefit at the statutory rate 34%	$(28,800)	$(62,800)
Increase (decrease) in taxes resulting from:
Gain on extinguishment of debt	0	(49,800)
Goodwill	0	302,300
Net operating loss	28,800	(125,800)
Derivative Income	0	(63,900)

Current income tax expense (benefit)	$—	$—

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$561,700	$460,000
Less valuation allowance	(561,700)	(460,000))

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2007, approximately $1,390,100 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2025. The Company does not have a reasonable expectation of utilizing the tax benefit of the net operating loss carryforward and therefore has provided a full valuation allowance against the deferred tax asset.

NOTE 8—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2006:

2006
Promissory note payable to T & L Pharmacies, Inc., bearing interest at 7% per annum, due in monthly principal and interest payments of $6,639 through November, 2007 collateralized by accounts receivable and inventory	142,206

142,206
Less current maturities	142,206

Total	$0

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

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	—	$—	1,200,000	$1.02
Granted	—	—	—	—
Exercised/exchanged	—	—	(1,200,000)	1.02
Forfeited	—	—	—	—

Outstanding at December 31,	—	$—	—	—

Options exercisable at December 31,	—	$—	—	—

Weighted average fair value of options granted		$—		$—

NOTE 11—SALE OF SUBSIDIARIES

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

Drug Depot constitutes substantially all of the Company’s assets and operations. The Statement of Operations for the year ended December 31, 2007, reflects only the portion of the income and expenses of Drug Depot through the date of the sale, June 1, 2007, and $42,177 is recorded as a loss on the disposal.