Form 10KSB/A
period 2007-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2008-04-17
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

To

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

Control by Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 82.07% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

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

As of December 31, 2007, the Company had no real property, equipment, furniture, and leasehold improvements.

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

Overview

The Company, primarily, derived its revenues from developing, packaging and wholesaling a wide variety of veterinary and certain pharmaceuticals. Revenues were billed and recognized, as product is shipped, net of discounts, allowances, returns and credits.

Cost of goods sold was comprised of material product costs, packaging and labeling costs, direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, and professional fee expenses.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues. The Company generated revenues of $0 for the year ended December 31, 2007, compared to $0 for the year ended December 31, 2006. As revenues relate directly to the subsidiary, Drug Depot, Inc. which was sold during the year, these amounts were reclassified to discontinued operations.

Gross profit. The Company achieved a gross profit of $0 for the year ended December 31, 2007, compared to $0 for the year ended December 31, 2006. All of the gross profit was related to Drug Depot, Inc. which was reclassified to discontinued operations for both years.

Operating expenses. The Company incurred operating expenses of $213,702 for the year ended December 31, 2007, an increase of $123,669 or 137%, compared to $90,033 for the year ended December 31, 2006. The increase was primarily attributable to the sale of the subsidiary Drug Depot, Inc. and additional merger and acquisition due diligence.

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

Discontinued operations. The Company had income (loss) from the operation of discontinued operations of the animal health products division of $200,520 for the year ended December 31, 2007 as compared to ($206,028) for the year ended December 31, 2006. The increase in the income from this segment was due to the increased sale higher profit margin products in 2007.

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

Net cash provided by operating activities was $108,397 for the year ended December 31, 2007, as compared to net cash used in operating activities of $80,487 for the year ended December 31, 2006. The provision of cash was primarily attributable to the decrease in the net loss and the gain on extinguishment of debt.

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

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and December 31, 2006, and for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB during such fiscal years, were $62,787 and $34,095, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $0 and $0 for the years ended December 31, 2007 and 2006, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the

VERTICAL HEALTH SOLUTIONS, INC.

Dated: April 17, 2008	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters	Director	April 17, 2008
Stephen M. Watters

By:	/s/ Jugal K. Taneja	Director	April 17, 2008
Jugal K. Taneja

By:	/s/ Alfred Lehmkuhl	Director	April 17, 2008
Alfred Lehmkuhl

By:	/s/ Patrick Sheppard	Director	April 17, 2008
Patrick Sheppard

By:	/s/ Brian T. Nugent	Director	April 17, 2008
Brian T. Nugent

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $40,111 for the year ended December 31, 2007 and had a working capital deficit of $91,893 as of December 31, 2007. The Company currently has no revenue producing activities and there are no assurances that they will be able to obtain additional financing, if required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP
Tampa, Florida
April 15, 2008

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2007

2007
ASSETS

Total assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$56,649
Accrued expenses	26,320
Notes payable to related parties	8,924

Total current liabilities	91,893

Total liabilities	91,893

Commitments and contingencies	—
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares and 3,900,000 shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 16,722,347 shares issued and outstanding	16,723
Additional Paid-In Capital	2,660,821
Accumulated deficit	(2,769,437)

Total stockholders’ deficit	(91,893)

Total liabilities and stockholders’ deficit	$—

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(40,111)	$(184,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,248	4,155
Gain on extinguishment of debt	—	(146,455)
Gain on settlement of related parties	(13,145)	—
Impairment of goodwill	—	430,000
Derivative instrument (income) expense, net	—	187,873
Loss (gain) on sale of subsidiary	42,177	(192,541)
Common stock issued for services	32,845	5,000
Expenses paid by reduction of notes receivable	—	272,192
Changes in operating assets and liabilities:
Accounts receivable	—	(7,522)
Inventories	—	(31,362)
Prepaid expenses	—	4,235
Other current assets	—	24,856
Accounts payable	85,383	77,505
Accrued expenses	—	12,972

Net cash provided by operating activities	108,397	80,487

Cash flows from investing activities:
Sale of subsidiary, net of proceeds	(382,844)	—
Purchase of intangible assets	—	(8,986)

Net cash used in investing activities	(382,844)	(8,986)

Cash flows from financing activities:
Cash transferred in sale of subsidiary	—	(14,100)
Payments of long-term obligations	—	(99,486)
Proceeds from related party loans	—	68,632
Proceeds from related party notes payable	186,802	46,316

Net cash provided by financing activities	186,802	1,362

Net (decrease) increase in cash	(87,645)	72,863
Cash at beginning of period	87,645	14,782

Cash at end of period	$—	$87,645

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

During the year ended December 31, 2007, the Company settled $43,145 in related party payables for $30,000 in cash, which resulted in a $13,145 gain on settlement of liabilities.

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

Loss on Sale of Subsidiary

On June 1, 2007, Vertical Health Solutions, Inc. (the “Company”), its wholly-owned subsidiary Drug Depot, Inc. (“Drug Depot”) and T&L, Inc. (“T&L”), entered into a Stock Purchase Agreement pursuant to which the Company agreed to sell all of the outstanding capital stock of Drug Depot to T&L. The purchase price consisted of $67,000 cash and the cancellation of $146,206 note payable due to T&L, Inc. Upon execution of the agreement, $30,000 was received by the Company. The balance of $37,000 and the cancellation of the $146,206 note payable were completed upon the closing of the agreement.

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

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the year ended December 31, 2007, the Company operated only one segment.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

NOTE INCOME TAXES (continued)

	2007	2006
Computed tax benefit at the statutory rate 34%	$(28,800)	$(62,790)
Increase (decrease) in taxes resulting from:
Gain on extinguishment of debt	0	(49,800)
Goodwill	0	(302,260)
Derivative Income	0	(63,900)
Deferred Tax Asset Valuation Revenue

Current income tax expense (benefit)	$28,800	$125,770

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$544,700	$460,000
Less valuation allowance	(544,700)	(460,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

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

NOTE 6 STOCK OPTIONS

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

NOTE SALE OF SUBSIDIARIES

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