Form 10-Q
period 2008-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2008-05-15
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3635262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Brooker Creek Blvd., Suite 340, Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 548-8345

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2008 was 16,722,347.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63,032	$56,649
Accrued expenses	25,265	26,320
Due to related parties	18,924	8,924

Total current liabilities	107,221	91,893

Total liabilities	107,221	91,893

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.001 par value, 100,000,000 shares authorized; 16,722,347 shares issued and outstanding	16,723	16,723
Additional paid in capital	2,660,821	2,660,821
Accumulated deficit	(2,784,765)	(2,769,437)

Total stockholders’ deficit	(107,221)	(91,893)

Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	15,328	48,700

Total operating expenses	15,328	48,700

Operating loss before other income and expense	(15,328)	(48,700)

Other income (expense):
Interest income	—	3,480
Interest expense	—	(218)

Total other income (expense)	—	3,262

Income (loss) from continuing operations before income taxes	(15,328)	(45,438)
Income taxes	—	—

Income (loss) from continuing operations	(15,328)	(45,438)
Discontinued operations
Income (loss) from operation of discontinued animal health products division (net of tax $0)	—	59,982
Net loss available to common stockholders	$(15,328)	$14,544
Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Basic and diluted weighted average number of common shares outstanding	16,722,347	16,253,509

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(15,328)	$14,544
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	—	948
Changes in operating assets and liabilities:
Accounts receivable, net	—	(24,805)
Inventories, net	—	(228)
Prepaid expenses	—	(538)
Accounts payable	6,383	17,725
Accrued expenses	(1,055)	55,326

Net cash (used) provided by operating activities	(10,000)	62,972
Net cash used in investing activities	—	—

Cash flows from financing activities:
Payments on related party payables	—	(27,244)
Increase in due to related parties	10,000	19,981

Net cash provided (used) in financing activities	10,000	(7,263)

Net increase in cash	—	55,709
Cash at beginning of period	—	87,645

Cash at end of period	$—	$143,354

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2007 and the year then ended including notes thereto.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and is a shell corporation. The Company is currently investigating opportunities to acquire another operating company. During the three months ended March 31, 2007, the Company developed, marketed and distributed animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The consolidated financial statements for three months ended March 31, 2007 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively called “the Company”), Drug Depot, Inc. Drug Depot, Inc. was subsequently sold on May 1, 2007. All intercompany accounts and balances for the three months ended March 31, 2007 have been eliminated in consolidation.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the three months ended March 31, 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosures of contingent liabilities at March 31, 2008, as well as the reported amounts of revenues and expenses for the three months ended March 31, 2008 and 2007. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Stock Based Compensation

The Company has adopted FAS 123(R), Share Based Payments, Revised and the related FAS Staff Positions effective January 1, 2006. The valuation of share based payments for the three months ended March 31, 2008 and 2007 were in compliance with the above guidance.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $0 and $792 for the three months ended March 31, 2008 and 2007, respectively.

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at March 31, 2008 and 2007.

The following sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ending March 31, 2008	Three Months Ending March 31, 2007
Numerator:
Net (loss) income	$(15,328)	$14,544
Less preferred stock dividend and accreted dividends	—	—

Net (loss) income available to common stockholders	(15,328)	$14,544

Denominator:
Weighted average basic shares outstanding	16,722,347	16,253,509
Stock options	—	—
Warrants	—	—

Weighted average fully diluted shares outstanding	16,722,347	16,253,509

Net (loss) income per common share—Basic and Diluted	$—	$—

(4) RELATED PARTY TRANSACTIONS

The Company has an agreement with a related party to pay expenses on their behalf. This agreement has no specific repayment terms and is non-interest bearing. As of March 31, 2008 and December 31, 2007, the Company owed the related party $18,924 and $8,924, respectively.

Geopharma, Inc. (“Geopharma’), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three months ended March 31, 2008 and 2007, there were sales of products to Geopharma or its subsidiaries in the amount of $0 and $5,911.

(5) INCOME TAXES

Income tax expense (benefit) for the period ended March 31, 2008 and 2007 is as follows:

	2008	2007
Current income tax expense (benefit)	$5,200	$4,900
Deferred income tax expense (benefit)	(5,200)	(4,900)

Income tax expense (benefit)	$—	—

	2008	2007
Computed tax expense (benefit) at the statutory rate 34%	$5,200	$4,900
Increase (decrease) in taxes resulting from:
Net operating loss carryforward	(5,200)	(4,900)

Current income tax expense (benefit)	—	—

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$477,800	$455,400
Less valuation allowance	$(477,800)	(455,400)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at March 31, 2008, approximately $1,405,400 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024. The Company has decreased its valuation allowance from December 31, 2007 by $66,900.

(6) CONCENTRATION OF CREDIT RISK

During the three months ended March 31, 2007, net sales to Total Health Rejuvenation and Palm Beach Life Extension, the Company’s two largest client’s, accounted for approximately 64% of the total net sales, which have been included in discontinued operations.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the three months ended March 31, 2008, VHS had negative working capital of approximately $107,221. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,784,800. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

The Company is pursuing equity financing for the growth of the business and other acquisitions, failure to secure such financing or to raise additional capital has resulted in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets of the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-Q. The discussion is based upon such condensed consolidated financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

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

Overview

The Company is operating as a shell corporation and is currently pursuing other operating acquisitions, but to date, has not identified a merger candidate.

For the three months ended March 31, 2008, the Company had no revenues. During the three months ended March 31, 2007, the Company, primarily, derived its revenues from developing, packaging and wholesaling a wide variety of veterinary and certain pharmaceuticals. Revenues were billed and recognized as product was shipped, net of discounts, allowances, returns and credits.

For the three months ended March 31, 2008, the Company had no cost of goods sold. For the three months ended March 31, 2007, cost of goods sold was comprised of material product costs, packaging and labeling costs, direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

For the three months ended March 31, 2008 and 2007, general and administrative costs include professional fees and office expenses.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating expenses. The Company incurred operating expenses of $15,328 for the three months ended March 31, 2008; a decrease of $33,372 or 69%, compared to $48,700 for the three months ended March 31, 2007. The decrease is primarily attributable to higher professional fees in the 2007 related to the sale of the subsidiary, Drug Depot, Inc.

Interest expense, net of interest income. Interest expense, net of interest income was $0 for the three months ended March 31, 2008, compared to $3,262 net interest income for the three months ended March 31, 2007. The decrease in interest income, net was primarily a result of the sale of Drug Depot, Inc. during the year ended December 31, 2007.

Income taxes. The Company had no income tax provision for the three months ended March 31, 2008 and 2007. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred stock dividends payable were $0 for the three months ended March 31, 2008, compared to $0 for the three months ended March 31, 2007.

Net income (loss) per share. Net (loss) per share for the three months ended March 31, 2008 was $0.00, compared to net (loss) income per share of $0.00 for the three months ended March 31, 2007.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2008 and 2007. Management also believes that its business is not seasonal.

Financial Condition, Liquidity and Capital Resources

The Company had no operating cash and a working capital deficit of $107,221 at March 31, 2008, compared to cash of $0 and a working capital deficit of $91,893 at December 31, 2007.

Net cash used by operating activities was $10,000 for the three months ended March 31, 2008, as compared to net cash provided by operating activities of $62,972 for the three months ended March 31, 2007. The cash decrease in cash provided was primarily attributable to the overall increase in liabilities.

Net cash provided by financing activities was $10,000 for the three months ended March 31, 2008, representing proceeds received on the related party note payable. This is compared to net cash used in financing activities at March 31, 2007 of $7,263, which was due to payments on related party payables in excess of proceeds.

The Company’s future liquidity and cash requirements will depend on a wide range of factors, including any new business ventures and possible acquisitions. It will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms when the need arose.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibits.

The following exhibits are filed with this report:

31.1—Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: May 15, 2008	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer