Form 10KSB/A
period 2007-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2008-05-30
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

Effective October 1, 2004, Drug Depot, Inc., the veterinary compounding pharmacy, entered into a two year lease of approximately 3,000 square feet of office and retail space for its operations in Palm Harbor, Florida. The lease contains three consecutive one-year renewal options to continue the lease after the expiration of the original lease on October 31, 2006 unless terminated earlier. The rental under the lease is approximately $35,000 annually. As of December 31, 2007, the Company had no liability related to this lease.

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

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective so as to timely identify, correct & disclose information required to be included in our Securities & Exchange Commission (SEC) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the accounting processes, management believes that the financial statements and other information presented herewith are materially correct.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

	2007	2006
Sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative expenses	213,702	90,033

Total operating expenses	213,702	90,033

Operating loss before other income and expense	(213,702)	(90,033)

Other income (expense):
Interest income	3,479	18,050
Impairment of goodwill	—	(430,000)
Derivative income (expense)	—	187,873
Gain on sale of subsidiary	13,145	192,541
Gain on extinguishment of debt	—	146,455
Interest expense	(1,376)	(3,533)

Total other income (expense)	15,248	111,386

Income (loss) from continuing operations before income taxes	(198,454)	21,353

Income taxes	—	—

Income (loss) from continuing operations	(198,454)	21,353

Discontinued operations
Income (loss) from operation of discontinued (net of tax $0)	200,520	(206,028)
Loss from disposal of animal health products division (net of tax)	(42,177)	—

	158,343	(206,028)

Net loss available to common stockholders	$(40,111)	$(184,675)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.01)

Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	16,618,453	16,253,509

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	—	—
Net loss from discontinued operations	$(40,111)	$(184,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,248	4,155
Gain on extinguishment of debt	—	(146,455)
Gain on settlement of related party liabilities	(13,145)	—
Impairment of goodwill	—	430,000
Derivative instrument (income) expense, net	—	187,873
Loss (gain) on sale of subsidiary	42,177	(192,541)
Common stock issued for services	32,845	5,000
Expenses paid by reduction of notes receivable	—	272,192
Changes in operating assets and liabilities:
Accounts payable	85,383	—
Accrued expenses	—	12,972

Net cash provided by operating activities from continuing operations	108,397	12,775
Net cash (used) provided by operating activities attributable to discontinued operations	(375,194)	67,712

Net cash (used) provided by operating activities	(266,797)	80,487

Cash flows from investing activities:
Proceeds from the sale of subsidiary	67,000	—

Purchase of intangible assets	—	(8,986)
Proceeds from the sale of assets	19,498	—
Net cash provided by investing activities from continuing operations	67,000	—
Net cash (used) provided by investing activities attributable to discontinued operations	19,498	(8,986)

Net cash used in investing activities	86,498	(8,986)

Cash flows from financing activities:
Cash transferred in sale of subsidiary	—	(14,100)
Payments of long-term obligations	—	(99,486)
Proceeds from related party loans	—	68,632
Proceeds from related party notes payable	92,654	46,316

Net cash provided by financing activities from continuing activities	92,654	1,362
Net cash used from financing activities attributed to discontinued operations	—	—

Net cash provided by financing activities	$92,654	$1,362

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Years Ended December 31, 2007 and 2006

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,901	$3,533
Cash paid during the period for income taxes	$—	$0

On June 1, 2007, the Company sold a subsidiary which included $449,730 of assets, the assumption of liabilities of $340,553 in exchange for $30,000 cash and a $37,000 receivable, which was paid in full as of the year ended December 31, 2007.

During the year ended December 31, 2007, the Company settled $43,145 in related party payables for $30,000 in cash, which resulted in a $13,145 gain on settlement of liabilities.

On January 18, 2006, the Company sold a subsidiary which included $1,013,938 of assets and debt of $1,873,558 in exchange for a $300,000 note receivable.

During the year ended December 31, 2006, the Company issued 12,500 shares of common stock valued at $5,000 for services.

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and develops, markets and distributes animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001 and retained LabelClick as an operating subsidiary.

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

NOTE INCOME TAXES (continued)

	2007	2006
Computed tax benefit at the statutory rate 34%	$(28,800)	$(62,790)
Increase (decrease) in taxes resulting from:
Gain on extinguishment of debt	0	(49,800)
Goodwill	0	302,260
Derivative Income	0	(63,900)
Deferred Tax Asset Valuation Reserve	28,800	125,770

Current income tax expense (benefit)	$—	$—

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$544,700	$460,000
Less valuation allowance	(544,700)	(460,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

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