Form 10-Q
period 2008-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2008-08-19
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2008 was 16,722,347.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Deposits	$1,800	$—

Total current assets	1,800	—

Total assets	$1,800	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$73,355	$56,649
Accrued expenses	31,865	26,320
Due to related parties	64,059	8,924

Total current liabilities	169,279	91,893

Total liabilities	169,279	91,893

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.001 par value, 100,000,000 shares authorized; 16,722,347 shares issued and outstanding	16,723	16,723
Additional paid in capital	2,660,821	2,660,821
Accumulated deficit	(2,845,023)	(2,769,437)

Total stockholders’ deficit	(167,479)	(91,893)

Total liabilities and stockholders’ deficit	$1,800	$—

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative expenses	60,259	66,883	75,587	138,573

Total operating expenses	60,259	66,883	75,587	138,573

Operating income (loss) before other income and expense	(60,259)	(66,883)	(75,587)	(138,573)

Other income (expense):
Interest income	—	—	—	3,479
Interest expense	—	—	—	(218)

Total other income (expense)	—	—	—	3,261

Income (loss) from continuing operations before income taxes	(60,259)	(66,883)	(75,587)	(135,312)

Income taxes	—	—	—	—

Income (loss) from continuing operations	(60,259)	(66,883)	(75,587)	(135,312)

Discontinued operations
Income (loss) from operation of discontinued animal health products division (net of tax)	—	73,819	—	168,392
Loss from disposal of animal health products division (net of tax)	—	(42,177)	—	(42,177)

	—	31,642	—	126,215

Net loss available to common stockholders	$(60,259)	$(35,241)	$(75,587)	$(9,097)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	16,722,347	16,600,943	16,722,347	16,512,840

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(75,587)	$(9,097)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,248
Loss (gain) on sale of subsidiary	—	42,177
Common stock issued for services	—	32,845
Changes in operating assets and liabilities:
Accounts receivable, net	—	37,622
Other receivables	—	(37,000)
Inventories, net	—	84,271
Other current assets	(1,800)	2,858
Other assets	—	(42,177)
Accounts payable	16,707	(95,487)
Accrued expenses	5,545	54,124

Net cash provided (used) by operating activities	(55,135)	71,384

Cash flows from investing activities:
Proceeds from sale of equipment	—	11,177
Proceeds from sale of intangible asset	–	8,321
Proceeds on notes receivable	—	31,944

Net cash provided by investing activities	—	51,422

Cash flows from financing activities:
Increase (decrease) in due to related party payables	55,135	(210,471)

Net cash provided (used) in financing activities	55,135	(210,471)

Net (decrease) in cash	—	(87,645)
Cash at beginning of period	—	87,645

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes	$—	$—

On June 1, 2007, the Company sold a subsidiary which included $449,730 of assets, the assumption of liabilities of $340,553 in exchange for $30,000 cash and a $37,000 receivable.

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and is a shell corporation. The Company is currently investigating opportunities to acquire another operating company. During the six months ended June 30, 2007, the Company developed, marketed and distributed animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The consolidated financial statements for three and six months ended June 30, 2008 include the accounts of Vertical Health Solutions, Inc. Its wholly owned subsidiary Drug Depot, Inc. was sold on May 1, 2007.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the six months ended June 30, 2008 or 2007.

Loss on Sale of Subsidiary

On June 1, 2007, Vertical Health Solutions, Inc. (the “Company”), its wholly-owned subsidiary Drug Depot, Inc. (“Drug Depot”) and T&L, Inc. (“T&L”), pursuant to which the Company agreed to sell all of the outstanding capital stock of Drug Depot to T&L (the “Agreement”). The purchase price for the sale is (i) the payment of $67,000 in cash, and (ii) the cancellation of an outstanding promissory note issued by the Company to T&L in the current principal amount of $146,206. Upon execution of the Agreement, T&L deposited $30,000 with the Company, which funds were applied to the purchase price.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2008 and 2007, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

The Company has ceased active operations as of June 1, 2007 upon the sale of Drug Depot. When the Company was operating, it recognized revenues when the merchandise was shipped and title passed to the customer. Revenue was recorded net of any discounts, allowances, returns or credits. Returns were allowed for certain products and were subject to a restocking fee.

Stock Based Compensation

The Company has adopted FAS 123(R), Share Based Payments, Revised and the related FAS Staff Positions effective January 1, 2006. The valuation of share based payments for the three and six months ended June 30, 2008 and 2007 were in compliance with the above guidance.

Advertising Costs

The Company charges advertising costs to expense as incurred. The Company did not incur any advertising expense during the three and six months ended June 30, 2008. Advertising expense was $595 and $2,277 for the three and six months ended June 30, 2007, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the period ended June 30, 2007 to conform to the presentation as of and for the periods ended June 30, 2008.

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options are considered anti-dilutive and are not included in the fully diluted share calculation at June 30, 2008 and 2007.

(4) RELATED PARTY TRANSACTIONS

The Company has an agreement with a related party to pay expenses on their behalf. This agreement has no specific repayment terms and is non-interest bearing. As of June 30, 2008 and December 31, 2007, the Company owed the related party $64,059 and $8,924, respectively.

Geopharma, Inc. (“Geopharma”), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and six months ended June 30, 2008 and 2007, there were sales of products to Geopharma or its subsidiaries in the amount of $0, $0 and $1,808 and $7,719.

As of June 30, 2007, the Company had an outstanding obligation to Ted Shalek, Chief Executive and Financial Officer, in the amount of approximately $15,000, for working capital advances made to the Company.

(5) INCOME TAXES

Income tax expense (benefit) for the period ended June 30, 2008 and 2007 is as follows:

	2008	2007
Current income tax expense (benefit)	$(25,700)	$(3,100)
Deferred income tax expense (benefit)	25,700	3,100

Income tax expense (benefit)	$—	—

Income taxes for the six months ended June 30, 2008 and 2007 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2008	2007
Computed tax expense (benefit) at the statutory rate 34%	$(25,700)	$(3,100)
Increase (decrease) in taxes resulting from:
Valuation Reserve	25,700	3,100

Current income tax expense (benefit)	—	—

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$498,000	$322,000
Less valuation allowance	$(498,000)	(322,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at June 30, 2008, approximately $1,466,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

(6) CONCENTRATION OF CREDIT RISK

During the six months ended June 30, 2007, net sales to Total Health Rejuvenation and Palm Beach Life Extension, the Company’s two largest clients, accounted for approximately 76% of the total net sales, which has been included in discontinued operations.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the three and six months ended June 30, 2008, VHS had negative working capital of approximately $167,500. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,845,000. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

Overview

The Company had ceased active operations as of June 1, 2007 upon the sale of Drug Depot Inc. When the Company was operating, it derived its revenues, primarily from the sale of prescription drugs to veterinarians and their clients and laboratories. Revenues were billed and recognized, as product was shipped, net of discounts, allowances, returns and credits.

For the six months ended June 30, 2007, cost of goods sold was comprised of material product costs, packaging, direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared To Three and Six Months Ended June 30, 2007

Operating expenses. The Company incurred operating expenses of $60,259 and $75,587, respectively, for the three and six months ended June 30, 2008, a decrease of $6,624 or 10% and $62,986 or 45%, compared to $66,883 and $138,573 for the three and six months ended June 30, 2007. The decrease in operating expenses was primarily attributable to the sale of the Drug Depot subsidiary as of June 1, 2007.

Interest income. Interest income was $0 and $0, respectively, for the three and six months ended June 30, 2008, compared to $0 and $3,479, respectively, for the three and six months ended June 30, 2007. The decrease in interest income was a result of a decrease in cash.

Interest expense. Interest expense was $0 and $0, respectively, for the three and six months ended June 30, 2008, compared to $0 and $218, respectively, for the three and six months ended June 30, 2007. The decrease in interest expense was primarily a result of decreases in the outstanding debt.

The Company had no income tax provision for the three and six months ended June 30, 2008 and 2007. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Income (Loss) from operation of discontinued animal health products division. Overall, the net income loss from discontinued operations for the three and six months ended June 30, 2008 was $0 and $0, respectively, as compared to $73,819 and $168,392 for the three and six months ended June 30, 2007, respectively. The decrease was primarily attributable to the sale of the Drug Depot subsidiary as of June 1, 2007.

Preferred dividends. The Company did not have any preferred stock dividends for the three and six months ended June 30, 2008 and 2007 related to the Company’s Series A Preferred Stock of Vertical Health Ventures, Inc.

Net income (loss) per share. Net income (loss) per share for the three and six months ended June 30, 2008 were ($.00) and ($.00), respectively, compared to net income (loss) per share of ($.00) and ($.00), respectively, for the three and six months ended June 30, 2007.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended June 30, 2008 and 2007. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had no cash and a working capital deficit of $167,479 at June 30, 2008, compared to no cash and a working capital deficit of $63,879 at June 30, 2007.

Net cash (used) provided by operating activities was ($55,135) for the six months ended June 30, 2008, as compared to $71,384 for the six months ended June 30, 2007. The decrease in cash provided was primarily attributable to the sale of Drug Depot, Inc. during the period ended June 30, 2007.

Net cash used by investing activities was $0 for the six months ended June 30, 2008 as compared to $51,422 for the six months ended June 30, 2007. The decrease in cash from investing activities is primarily due to the sale of the animal health products subsidiary on June 1, 2007.

The Company provided $55,135 cash for financing activities during the six months ended June 30, 2008 as compared to cash used in financing activities of $210,471 for the six months ended June 30, 2007. The overall increase in cash provided by financing activities is primarily the result of payments from a related party to cover operating expenses as management is looking for an operating company to acquire.

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

The Company’s Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three and six month period ending June 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Financial Officer does not relate to reporting periods after June 30, 2008.

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

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: August 19, 2008	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer