Form 10-Q
period 2008-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2008-10-31
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2008 was 16,722,347

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Deposits	$1,800	$—

Total current assets	1,800	—

Total assets	$1,800	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,536	$56,649
Accrued expenses	43,065	26,320
Due to related parties	100,817	8,924

Total current liabilities	195,418	91,893

Total liabilities	195,418	91,893

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares or outstanding Series A 10% Cumulative, Convertible Preferred Stock, $.01 par value, 4,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 16,722,347 shares issued and outstanding	16,723	16,723
Additional paid in capital	2,660,821	2,660,821
Accumulated deficit	(2,871,162)	(2,769,437)

Total stockholders’ deficit	(193,618)	(91,893)

Total liabilities and stockholders’ deficit	$1,800	$—

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative expenses	26,138	13,027	101,725	151,601

Total operating expenses	26,138	13,027	101,725	151,601

Operating income (loss) before other income and expense	(26,138)	(13,027)	(101,725)	(151,601)

Other income (expense):
Interest income	—	—	—	3,479
Interest expense	—	—	—	(218)

Total other income (expense)	—	—	—	3,261

Income (loss) from continuing operations before income taxes	(26,138)	(13,027)	(101,725)	(148,340)

Income taxes	—	—	—	—

Income (loss) from continuing operations	(26,138)	(13,027)	(101,725)	(148,340)

Discontinued operations
Income (loss) from operation of discontinued animal health products division (net of tax)	—	—	—	168,392
Loss from disposal of animal health products division (net of tax)	—	—	—	(42,177)

	—	—	—	126,215
Net loss available to common stockholders	$(26,138)	$(13,027)	$(101,725)	$(22,125)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	16,722,347	16,722,347	16,722,347	16,583,442

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(101,725)	$(22,125)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	—	1,248
Loss on sale of subsidiary	—	42,177
Common stock issued for services	—	32,845
Changes in operating assets and liabilities:
Accounts receivable, net	—	37,622
Other receivables	—	—
Inventories, net	—	84,271
Other current assets	(1,800)	2,858
Accounts payable	(5,113)	(82,709)
Accrued expenses	16,745	36,195

Net cash (used) provided by operating activities	(91,893)	132,382
Cash flows from investing activities:
Increase to notes receivable	—	13,123
Proceeds from sale of equipment	—	11,177
Proceeds from sale of intangible asset	—	8,321
Increase in other assets	—	(42,177)

Net cash provided by investing activities	—	(9,556)
Cash flows from financing activities:
Increase (decrease) in related party payables	91,893	(210,471)

Net cash provided (used) in financing activities	91,893	(210,471)
Net decrease in cash	—	(87,645)
Cash at beginning of period	—	87,645

Cash at end of period	$0	$0

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0
Cash paid during the period for income taxes	$0	$0

On June 1, 2007, the Company sold a subsidiary which included $449,730 of assets, the assumption of liabilities of $340,553 in exchange for $30,000 cash and a $37,000 receivable.

See accompanying notes to condensed consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida and is a shell corporation. The Company is currently investigating opportunities to acquire another operating company. During the nine months ended September 30, 2007, the Company developed, marketed and distributed animal health products to veterinarians and distributors. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The consolidated financial statements for three and nine months ended September 30, 2008 include the accounts of Vertical Health Solutions, Inc. Its wholly owned subsidiary (collectively called “the Company”); Drug Depot, Inc. was sold on May 1, 2007.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There was no impairment losses recorded during the nine months ended September 30, 2008 or 2007.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2008 and 2007, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

The Company has ceased active operations as of June 1, 2007 upon the sale of Drug Depot. When the Company was operating, it recognized revenues when the merchandise was shipped and title passed to the customer. Revenue was recorded net of any discounts, allowances, returns or credits. Returns were allowed for certain products and were subject to a restocking fee.

Stock Based Compensation

The Company has adopted FAS 123(R), Share Based Payments, Revised and the related FAS Staff Positions effective January 1, 2006. The valuation of share based payments for the three and nine months ended September 30, 2008 and 2007 were in compliance with the above guidance.

Advertising Costs

The Company charges advertising costs to expense as incurred. The Company did not incur any advertising expense during the three and nine months ended September 30, 2008. Advertising expense was $0 and $2,297 for the three and nine months ended September 30, 2007, respectively.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the period ended September 30, 2007 to conform to the presentation as of and for the periods ended September 30, 2008.

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The Company did not have any securities that were considered anti-dilutive at September 30, 2008 and 2007.

(4) RELATED PARTY TRANSACTIONS

The Company has an agreement with Vitality Systems, Inc. to pay expenses on their behalf. Jugal Taneja, Brian Nugent and Steve Watters are all shareholders of both Vitality Systems, Inc. and the Company. This agreement has no specific repayment terms and is non-interest bearing. As of September 30, 2008 and December 31, 2007, the Company owed the related party $100,817 and $8,924, respectively.

Geopharma, Inc. (“Geopharma”), a publicly traded company, is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja, a principal shareholder and Director of the Company, is also a Director, Chairman of the Board, and principal shareholder of Geopharma. For the three and nine months ended September 30, 2008 and 2007, there were sales of products to Geopharma or its subsidiaries in the amount of $0, $0 and $1,808 and $7,719, respectively.

As of September 30, 2007, the Company had an outstanding obligation to Ted Shalek, Chief Executive and Financial Officer, in the amount of approximately $15,000, for working capital advances made to the Company.

(5) INCOME TAXES

Income tax expense (benefit) for the period ended September 30, 2008 and 2007 is as follows:

	2008	2007
Current income tax expense (benefit)	$(34,600)	$5,800
Deferred income tax expense (benefit)	34,600	(5,800)

Income tax expense (benefit)	$0	$0

Income taxes for the nine months ended September 30, 2008 and 2007 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2008	2007
Computed tax expense (benefit) at the statutory rate 34%	$(34,600)	$(7,500)
Increase (decrease) in taxes resulting from:
Valuation reserve	34,600	(5,800)
Meals and entertainment	—	13,300

Current income tax expense (benefit)	$0	$0

The valuation allowance decreased by $37,500 during the nine month period ended September 30, 2008. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$507,200	$454,500
Less valuation allowance	(507,200)	(454,500)

Gross deferred tax asset	0	0
Gross deferred tax liability	0	0

Net deferred tax asset	$0	$0

The Company has available at September 30, 2008, approximately $1,491,800 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2020 to 2024.

(6) CONCENTRATION OF CREDIT RISK

During the nine months ended September 30, 2007, net sales to Total Health Rejuvenation and Palm Beach Life Extension, the Company’s two largest clients, accounted for approximately 76% of the total net sales, which has been included in discontinued operations.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the three and nine months ended September 30, 2008, VHS had negative working capital of approximately $193,600. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,871,200. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

For the nine months ended September 30, 2007, cost of goods sold was comprised of material product costs, packaging, direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance working capital needs.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared To Three and Nine Months Ended September 30, 2007

Operating expenses. The Company incurred operating expenses of $26,138 and $101,725, respectively, for the three and nine months ended September 30, 2008, an increase of $13,111 or 101% and a decrease of $49,876 or 33%, compared to $13,027and $151,601 for the three and nine months ended September 30, 2007. The increase in operating expenses was primarily attributable to review of potential merger candidates and increased accounting expenses.

Interest income. Interest income was $0 and $0, respectively, for the three and nine months ended September 30, 2008, compared to $0 and $3,479, respectively, for the three and nine months ended September 30, 2007. The decrease in interest income was a result of a decrease in cash.

Interest expense. Interest expense was $0 and $0, respectively, for the three and nine months ended September 30, 2008, compared to $0 and $218, respectively, for the three and nine months ended September 30, 2007. The decrease in interest expense was primarily a result of decreases in the outstanding debt.

The Company had no income tax provision for the three and nine months ended September 30, 2008 and 2007. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Income (Loss) from operation of discontinued animal health products division. Overall, the net income loss from discontinued operations for the three and nine months ended September 30, 2008 was $0 and $0, respectively, as compared to $0 and $168,392 for the three and nine months ended September 30, 2007, respectively. The decrease was primarily attributable to the sale of the Drug Depot subsidiary as of June 1, 2007.

Preferred dividends. The Company did not have any preferred stock dividends for the three and nine months ended September 30, 2008 and 2007 related to the Company’s Series A Preferred Stock of Vertical Health Ventures, Inc.

Net income (loss) per share. Net income (loss) per share for the three and nine months ended September 30, 2008 were ($.00) and ($.00), respectively, compared to net income (loss) per share of ($.00) and ($.00), respectively, for the three and nine months ended September 30, 2007.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended September 30, 2008 and 2007. Management also believes that its business is not seasonal.

Financial Condition, Liquidity and Capital Resources

The Company had no cash and a working capital deficit of $193,618 at September 30, 2008, compared to no cash and a working capital deficit of $76,906 at September 30, 2007.

Net cash (used) provided by operating activities was ($91,893) for the nine months ended September 30, 2008, as compared to $132,382 for the nine months ended September 30, 2007. The decrease in cash provided was primarily attributable to the sale of Drug Depot, Inc. during the period ended September 30, 2007.

Net cash used by investing activities was $0 for the nine months ended September 30, 2008 as compared to $(9,556) for the nine months ended September 30, 2007. The decrease in cash from investing activities is primarily due to the sale of the animal health products subsidiary on June 1, 2007.

The Company received $91,893 cash for financing activities during the nine months ended September 30, 2008 as compared to cash used of $(210,471) in financing activities for the nine months ended September 30, 2007. The overall increase in cash provided by financing activities is primarily the result of payments from a related party to cover operating expenses as management is looking for an operating company to acquire.

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

The Company’s Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three and nine month period ending September 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Financial Officer does not relate to reporting periods after September 30, 2008.

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

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: October 30, 2008	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer