Form 10-K
period 2008-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2009-03-31
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Name of small business issuer in its charter)

Florida	59-3635262
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 Dunbar Ave., Ste. B, Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (813) 749-0848

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $48,764 based upon the last reported trade of the stock, which was on March 6, 2009 at $.0.005 per share.

There were 44,474,973 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).    Yes  ☒    No  ☐

Vertical Health Solutions, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2008

Index to Financial Statements

PART I

Item 1.	DESCRIPTION OF BUSINESS.

General

In June 2007, Vertical Health Solutions, Inc. completed the sale of its only operating subsidiary, Drug Depot, Inc. The Company is not actively engaged in any business at the present time and is seeking to develop a new business or secure future acquisitions. Prior to August 2007, the Company, through its wholly-owned subsidiary, operated a Florida retail and veterinary compounding pharmacy providing specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector

Vertical Health Solutions, Inc. was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. The Company’s executive offices are located at 855 Dunbar Ave., Ste. B, Oldsmar, Florida 34677 and its telephone number is (813) 749-0848. References in this Annual Report on Form 10-KSB refer to Vertical Health Solutions, Inc. and, as applicable, its subsidiary as the “Company” or “Vertical”, unless the context otherwise requires.

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

Except for historical information, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Business – General

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as any company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and we anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	RISK FACTORS.

RISK FACTORS

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs in total. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a shell company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 4,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	DESCRIPTION OF PROPERTY.

As of December 31, 2008, the Company had no real property, equipment, furniture, and leasehold improvements.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any other legal proceeding, which it believes will have a material adverse affect on its results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
March 31, 2007	$0.21	$0.11
June 30, 2007	$0.18	$0.15
September 30, 2007	$0.15	$0.07
December 31, 2007	$0.10	$0.07

March 31, 2008	$0.06	$0.03
June 30, 2008	$0.03	$.002
September 30, 2008	$0.10	$0.01
December 31, 2008	$0.01	$0.01

As of December 31, 2008, there were approximately 232 stockholders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities:

On December 31, 2008, Vertical Health Solutions, Inc. (the “Company”), issued an aggregate of 27,752,626 shares of common stock to eight holders in exchange for the payables totaling $138,783. Those receiving shares of common stock included the following affiliates of the Company:

Name	Shares
Vitality Systems, Inc.	12,454,540
Jugal K. Taneja	4,000,000
Stephen M. Watters	7,630,984
Labelclick, Inc.	1,000,000
Brian T. Nugent	1,667,102
Frijouf, Rust & Pyle, PA	1,000,000

The shares were issued in reliance on the exemption provided by section 4(2) under the Securities Act of 1933.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The Company, primarily, derived its revenues from developing, packaging and wholesaling a wide variety of veterinary and certain pharmaceuticals. Revenues were billed and recognized, as product is shipped, net of discounts, allowances, returns and credits. The Company is currently operating as a public shell and does not generate revenues or produce products.

Cost of goods sold was comprised of material product costs, packaging and labeling costs, direct personnel compensation and other statutory benefits and indirect costs relating to the labor to support product purchase, receipt, packaging, and warehousing. Research and development expenses were charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs.

Results of Operations

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Operating expenses. The Company incurred operating expenses of $116,551 for the year ended December 31, 2008, a decrease of $97,151 or 45%, compared to $213,702 for the year ended December 31, 2007. The decrease was primarily attributable to the lack of operations in 2008 and search for a merger candidate.

Interest expense, net of interest income. Interest income, net of interest expense was $0 for the year ended December 31, 2008, compared to $2,103 of net interest expense for the year ended December 31, 2007. The decrease in interest expense, net of interest income was primarily a result of the elimination of outstanding debt.

Income taxes. The Company had no income tax provision for the years ended December 31, 2008 and 2007. No tax benefit has been provided due to the uncertainty in the utilization of the loss carry forwards. These net operating losses may be carried forward for up to 20 years.

Discontinued operations. The Company had income from the operation of discontinued operations of the animal health products division of $0 for the year ended December 31, 2008 as compared to $200,520 for the year ended December 31, 2007. The decrease in the income from this segment was due to the sale of the animal health products division in 2007.

Preferred dividends. Preferred dividends on the Company’s preferred stock were $0 for the years ended December 31, 2008 and December 31, 2007.

Net loss per share. Net loss per share was $0.01 for the year ended December 31, 2008, compared to net loss per share of $0.00 for the year ended December 31, 2007.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2008 and 2007. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $0 and a working capital deficit of $59,202 at December 31, 2008, compared to cash of $0 and a working capital deficit of $91,893 at December 31, 2007.

Net cash used by operating activities was $59,441 for the year ended December 31, 2008, as compared to net cash used in operating activities of $266,797 for the year ended December 31, 2007. The provision of cash was primarily attributable to the sale of Drug Depot during the year ended December 31, 2007.

Net cash provided by investing activities was $0 for the year ended December 31, 2008, as compared to $86,498. The decrease in cash provided by investing activities is primarily due to the sale of the animal health products subsidiary on June 1, 2007.

Net cash provided by financing activities was $59,441 for the year ended December 31, 2008, as compared to $92,654 for the year ended December 31, 2007. The decrease in cash provided by financing activities is primarily due to a reduction in operating expenses, which decreases the need for additional loans from the related party.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

See consolidated financial statements following Item of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

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

Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	OTHER INFORMATION.

None

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	42	Chief Executive and Chief Financial Officer, Director	2006

Jugal K. Taneja	65	Director	2000

Alfred Lehmkuhl	77	Director	2002

Pursuant to the Company’s bylaws, each director serves for a term of one year and until his successor is duly qualified. Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Some of the directors and executive officers of the Company also serve in various capacities with subsidiary of the Company. There are no family relationships among any of the Company’s other directors and executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, 5, and amendments thereto, furnished to the Company during fiscal year 2008 and 2007, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2008.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, which applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-K, incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Summary Compensation Table				Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)
Stephen M. Watters, CEO, CFO	2008	0	—	—	—	—	0
	2007	0	—	—	—	—	0
	2006	0	—	—	—	—	0

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception and was reappointed as Chief Financial Officer on July 7, 2006

During the year ended December 31, 2008, the Company did not pay any director fees for each meeting attended by such director. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board. There was no compensation paid to our non-employee directors during the year ended December 31, 2008.

Employment Agreements

The Company did not have any outstanding employment contracts with any of its officers or directors for the year ended December 31, 2008.

The Company did not grant or issue any stock options for the year ended December 31, 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock Or Units (#)	All Other Option Awards: Number of Securities Under- Lying Options (#)	Exercise or Base Price Of Option Awards ($ / Share)	Grant Date Fair Value Of Stock and Option Awards
Stephen M. Watters, CEO, CFO and Director		—	—	—	—

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2008 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	19,162,244	43.09%
Common	Brian T. Nugent (4)	5,427,085	12.20%
Common	Jugal K. Taneja(5)	13,997,603	31.47%
Common	Alfred Lehmkuhl(6)	1,562,395	3.51%
Common	All officers and directors as a group (3 persons)	34,722,242	78.07%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 855 Dunbar Ave., Ste. B, Oldsmar, FL 34677.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)	Of the shares beneficially owned by Mr. Watters, 1,913,868 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife.
(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife.
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

(6)	Of the shares beneficially owned by Mr. Lehmkuhl, 38,100 shares are held by Mr. Lehmkuhl as custodian for each of Joseph J. Zam, Jr. and Katelyn C. Zam, Mr. Lehmkuhl’s grandchildren.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

On December 31, 2008, Vertical Health Solutions, Inc. (the “Company”), issued an aggregate of 27,752,626 shares of common stock to seven holders in exchange for the payables totaling $138,783. Those receiving shares of common stock included the following affiliates of the Company:

Name	Shares
Vitality Systems, Inc.	12,454,540
Jugal K. Taneja	4,000,000
Stephen M. Watters	7,630,984
Labelclick, Inc.	1,000,000
Brian T. Nugent (former director)	1,667,102

Each of Vitality Systems, Inc. and Labelclick, Inc. are owned 40% be each of Messrs. Watters and Taneja, each current officers and/or director of the Company and 20% by Mr. Nugent, a former director and officer of the Company.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. The Company believes that material affiliated transactions and loans, and business relationships entered into by the Company or its subsidiary with certain of its officers, directors and principal shareholders or their affiliates were on terms no less favorable than the Company could have obtained from independent third parties. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. The Company believes that material affiliated transactions and loans, and business relationships entered into by the Company or its subsidiary with certain of its officers, directors and principal shareholders or their affiliates were on terms no less favorable than the Company could have obtained from independent third parties. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and December 31, 2007, and for review of the financial statements included in the Company’s quarterly reports on Form 10-Q and Form 10-QSB during such fiscal years, were $62,568 and $62,787, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors were $0 and $5,000 for the years ended December 31, 2008 and 2007, respectively.

All Other Fees. For the fiscal year ended December 31, 2008 and 2007, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

4.3	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Consulting Agreement with Jugal K. Taneja**

10.3	Stephen Watters warrant agreement*

10.4	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.***

21.1	Vertical Health Solutions, Inc. – List of Subsidiaries.

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.
**	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2004.
***	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 31, 2009	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters	Director	March 31, 2009
Stephen M. Watters

By:	/s/ Jugal K. Taneja	Director	March 31, 2009
Jugal K. Taneja

By:	/s/ Alfred Lehmkuhl	Director	March 31, 2009
Alfred Lehmkuhl

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vertical Health Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Vertical Health Solutions, Inc. and subsidiary as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2008 and 2007 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $106,686 for the year ended December 31, 2008 and had a working capital deficit of $59,795 as of December 31, 2008. The Company currently has no revenue producing activities and there are no assurances that they will be able to obtain additional financing, if required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP
Tampa, Florida
March 31, 2009

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

	2008	2007
Assets
Deposits	1,800	—

Total current assets	1,800	—

Total Assets	$1,800	$—

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$54,303	$56,649
Accrued expenses	1,200	26,320
Notes payable to related parties	6,092	8,924

Total current liabilities	61,595	91,893

Total liabilities	61,595	91,893

Commitments and contingencies	—	—

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A; 10% cumulative, convertible; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 44,474,973 and 16,722,347 shares issued and outstanding, respectively	44,476	16,723
Additional paid-in capital	2,771,852	2,660,821
Accumulated deficit	(2,876,123)	(2,769,437)

Total stockholders’ equity	(59,795)	(91,893)

	$1,800	$—

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

	2008	2007
Sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative expenses	116,551	213,702

Total operating expenses	116,551	213,702

Operating loss before other income and expense	(116,551)	(213,702)

Other income (expense):
Interest income	—	3,479
Gain on settlement of liability	9,865	—
Gain on sale of subsidiary	—	13,145
Interest expense	—	(1,376)

Total other income (expense)	9,865	15,248

Loss from continuing operations before income taxes	(106,686)	(198,454)

Income taxes	—	—

Loss from continuing operations	(106,686)	(198,454)

Discontinued operations
Loss from operation of discontinued animal health products division (net of tax)	—	200,520
Loss from disposal of animal health products division (net of tax)	—	(42,177)

	—	158,343

Net loss available to common stockholders	$(106,686)	$(40,111)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)

Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	16,722,347	16,618,453

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2006	0	$0	16,423,755	$16,424	$2,628,275	$(2,729,326)	$(84,267)

Issuance of common stock in settlement of a payable			298,592	299	32,546		32,845
Net loss						(40,111)	(40,111)

Balance at December 31, 2007	0	$0	16,722,347	$16,723	$2,660,821	$(2,769,437)	$(91,893)
Issuance of common stock in settlement of payables			14,298,086	14,298	57,213		71,511
Issuance of common stock in settlement of related party notes payable			12,454,540	12,455	49,818		62,273
Issuance of common stock in settlement of accrued expenses			1,000,000	1,000	4,000		5,000
Net loss						(106,686)	(106,686)

Balance, December 31, 2008	0	$0	44,474,973	$44,476	$2,771,852	$(2,876,123)	$(59,795)

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(106,686)	$(40,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	1,248
Gain on settlement of liability	(9,865)	—
Gain on settlement of related party liabilities	—	(13,145)
Gain on sale of subsidiary	—	42,177
Common stock issued for services	—	32,845
Changes in operating assets and liabilities:
Deposits	(1,800)	—
Accounts payable	79,030	85,383
Accrued expenses	(20,120)	—

Net cash (used) provided by operating activities from continuing operations	(59,441)	108,397
Net cash used by operating activities attributable to discontinued operations	—	(375,194)

Net cash used by operating activities	(59,441)	(266,797)

Cash flows from investing activities:
Proceeds from the sale of subsidiary	—	67,000

Net cash provided by investing activities from continuing operations	—	67,000
Net cash provided by investing activities attributable to discontinued operations	—	19,498

Net cash provided by investing activities	—	86,498

Cash flows from financing activities:
Proceeds from related party notes payable	59,441	92,654

Net cash provided by financing activities from continuing operations	59,441	92,654
Net cash provided by financing activities attributable to discontinued operations	—	—

Net cash provided by financing activities	59,441	92,654

Net decrease in cash	—	(87,645)
Cash at beginning of period	—	87,645

Cash at end of period	$—	$—

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

Years Ended December 31, 2008 and 2007

	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$4,901
Cash paid during the period for income taxes	$—	$—

During the year ended December 31, 2008, the Company issued 14,298,086 shares of common stock valued at $71,511 in relief of payables.

During the year ended December 31, 2008, the Company issued 1,000,000 shares of common stock valued at $5,000 in relief of accrued expenses.

During the year ended December 31, 2008, the Company issued 12,454,540 shares of common stock valued at $62,273 in settlement of notes payable, related parties.

On June 1, 2007, the Company sold a subsidiary which included $449,730 of assets, the assumption of liabilities of $340,553 in exchange for $30,000 cash and a $37,000 receivable.

During the year ended December 31, 2007, the Company settled $43,145 in related party payables for $30,000 in cash, which resulted in a $13,145 gain on settlement of liabilities.

See accompanying notes to consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vertical Health Solutions, Inc., incorporated as Labelclick.com, Inc. on March 3, 2000 under the laws of the State of Florida, is located in Oldsmar, Florida. The Company changed its name to Vertical Health Solutions, Inc. on January 11, 2001.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2007 include the accounts of Vertical Health Solutions, Inc. and its wholly owned subsidiary (collectively the “Company”), Drug Depot, Inc. through May 31, 2007 (date of sale). All intercompany accounts and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the years ended December 31, 2008 and 2007 as all fixed assets were disposed of in the sale of the subsidiary, Drug Depot on May 31, 2007.

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

Drug Depot constituted substantially all of the Company’s 2007 assets and operations. The Statement of Operations for the year ended December 31, 2007, reflects only the portion of the income and expenses of Drug Depot through the date of the sale, June 1, 2007, and $42,177 is recorded as a loss on the disposal.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2008 and 2007, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Segment Information

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the year ended December 31, 2008 and 2007, the Company operated only one segment.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS 123R Share-Base Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payment, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for annual periods beginning after December 15, 2005.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $0 and $1,387 for the years ended December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

Effective December 1, 2007, the Company adopted SFAS No. 157 for our financial assets and liabilities. Management uses the fair value hierarchy of SFAS No. 157, “Fair-Value Measurements,” which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of deposits, accounts payable, accrued expenses and notes payables approximate fair value.

SFAS No. 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2008 and 2007.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Numerator:
Net loss	$(106,686)	$(40,111)
Less preferred stock dividend and accreted dividends	—	—

Net loss available to common stockholders	$(106,686)	$(40,111)

Denominator:
Weighted average basic shares outstanding	16,722,347	16,618,453
Stock options	—	—

Warrants	—	—

Weighted average fully diluted shares outstanding	16,722,347	16,618,453

Net loss per common share—Basic and diluted	$(0.01)	$(0.00)

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the year ended December 31, 2008, VHS had negative working capital of $61,595. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,876,123. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

As of December 31, 2008, the Company owes $6,092 to Vitality Systems, Inc., owned by Stephen M. Watters, an officer of the Company, Jugal K. Taneja and Brian T. Nugent, principal shareholders and Directors of the Company. Amounts due to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

NOTE 4—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2008 and 2007 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2008	2007
Computed tax benefit at the statutory rate 34%	$(36,100)	$(28,800)
Increase (decrease) in taxes resulting from:
Net operating loss	36,100	28,800

Current income tax expense (benefit)	$—	$—

Temporary differences that give rise to deferred tax assets and liabilities:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$651,400	$545,700
Less valuation allowance	(651,400)	(545,700))

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2008, approximately $1,496,200 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2021 to 2028. The Company does not have a reasonable expectation of utilizing the tax benefit of the net operating loss carryforward and therefore has provided a full valuation allowance against the deferred tax asset.

NOTE 5—STOCK OPTIONS

During 2001, the Company adopted a stock option plan to be administered by the board of directors. Under the plan, the exercise price of any options granted may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding).

On April 21, 2003, the Company’s Registration Statement on Form SB-2, Amendment No.9, was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Company’s registered offering, in June 2003, the Company sold an aggregate of 40,000 units, consisting of 200,000 (40,000 pre-split) shares of common stock and 200,000 (40,000 pre-split) redeemable class A common stock purchases warrants. The Company received cash proceeds aggregating $204,000 and charged deferred offering costs aggregating approximately $143,423 against the offering proceeds. The warrants had an exercise price of $6.25 and expired April 21, 2008. There were no warrants outstanding as of December 31, 2008.

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	—	$—	—	$—
Granted	—	—	—	—
Exercised/exchanged	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31,	—	$—	—	—

Options exercisable at December 31,	—	$—	—	—

Weighted average fair value of options granted		$—		$—

NOTE 6—SALE OF SUBSIDIARY

On June 1, 2007, Vertical Health Solutions, Inc. (the “Company”), its wholly-owned subsidiary Drug Depot, Inc. (“Drug Depot”) and T&L, Inc. (“T&L”), entered into an agreement whereby the Company agreed to sell all of the outstanding capital stock of Drug Depot to T&L (the “Agreement”). The purchase price for the sale was (i) the payment of $67,000 in cash, and (ii) the cancellation of an outstanding promissory note issued by the Company to T&L in the current principal amount of $146,206.

Assets and liabilities disposed of comprised of the following at June 1, 2007:

Cash	$231,448
Accounts receivable, net	108,639
Inventories	84,499
Other current assets	538
Property and equipment, net	13,127
Intangible assets, net	8,621
Other assets	2,858

$449,730

Accounts payable	(145,252)
Due to related parties	(45,352)
Accrued interest	(3,743)
Note payable	(146,206)

Book value of net assets	$(109,177)

Drug Depot constituted substantially all of the Company’s 2007 assets and operations. The Statement of Operations for the year ended December 31, 2007, reflects only the portion of the income and expenses of Drug Depot through the date of the sale, June 1, 2007, and $42,177 is recorded as a loss on the disposal.