Form 10-Q
period 2009-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2009-05-15
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2009 was 44,474,973

VERTICAL HEALTH SOLUTIONS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Cash	$49,253	$—
Deposits	1,800	1,800

Total current assets	51,053	1,800

Total assets	$51,053	$1,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,884	$54,303
Accrued expenses	1,200	1,200
Due to related parties	6,092	6,092
Notes payable	100,000	—

Total current liabilities	112,176	61,595

Total liabilities	112,176	61,595

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 44,474,973 shares issued and outstanding	44,476	44,476
Additional paid in capital	2,771,852	2,771,852
Accumulated deficit	(2,877,451)	(2,876,123)

Total stockholders’ deficit	(61,123)	(59,795)

Total liabilities and stockholders’ deficit	$51,053	$1,800

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	$1,328	$15,328

Total operating expenses	1,328	15,328

Loss from operations before income taxes	(1,328)	(15,328)

Income taxes	—	—

Net loss available to common stockholders	$(1,328)	$(15,328)

Basic and diluted loss per share	$0.00	$0.00

Basic and diluted weighted average number of common shares outstanding	44,474,973	16,722,347

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,328)	$(15,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(49,419)	6,383
Accrued expenses	—	(1,055)

Net cash used by operating activities	(50,747)	(10,000)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of note payable	100,000	—
Increase in due to related parties	—	10,000

Net cash provided by financing activities	100,000	10,000

Net increase in cash	49,253	—
Cash at beginning of period	—	—

Cash at end of period	$49,253	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0

Cash paid during the period for income taxes	$0	$0

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2008 and the year then ended including notes thereto.

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There was no impairment losses recorded during the three months ended March 31, 2009 or 2008.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for uncertainty in income taxes – an interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, “Accounting for income taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows.

Earnings (Loss) Per Common Share

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2009, as well as the reported amounts of revenues and expenses for the three months ended March 31, 2009 and 2008. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the three months ended March 31, 2009 and 2008.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. There was no impact upon adoption of SFAS 159, as we did not elect the fair value provisions.

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at March 31, 2009 and 2008.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Numerator:
Net loss	$(1,328)	$(15,328)
Less preferred stock dividend and accreted dividends	—	—

Net loss available to common stockholders	$(1,328)	$(15,328)

Denominator:
Weighted average basic shares outstanding	44,474,973	16,722,347
Stock options	—	—
Warrants	—	—

Weighted average fully diluted shares outstanding	44,474,973	16,722,347

Net loss per common share—Basic and diluted	$(0.00)	$(0.00)

(4) RELATED PARTY TRANSACTIONS

The Company had an agreement with Vitality Systems, Inc., a related party, to pay expenses on their behalf. Jugal Taneja, Brian Nugent and Steve Watters are all shareholders of both Vitality Systems, Inc. and the Company. The agreement had no specific repayment terms and was non-interest bearing. As of March 31, 2009 and December 31, 2008, the Company owed the related party $6,092 and $6,092, respectively.

As of March 31, 2009, the Company had an outstanding obligation to Steve Watters, Chief Executive and Financial Officer, in the amount of $150, for payment of invoices on the Company’s behalf.

(5) NOTE PAYABLE

On February 1, 2009, the Company received $100,000 in exchange for a nonrecourse note payable. The note is non-interest bearing, unsecured and due on demand.

(6) INCOME TAXES

Income tax expense (benefit) for the period ended March 31, 2009 and 2008 is as follows:

	2009	2008
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the three months ended March 31, 2009 and 2008 differs from the amounts computed by applying the effective income tax rate of 34% to the loss before income taxes as a result of the following:

	2009	2008
Computed tax expense (benefit) at the statutory rate 34%	$(500)	$(36,100)
Valuation reserve	500	36,100

Current income tax expense (benefit)	$—	$—

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$652,000	$651,400
Less valuation allowance	(652,000)	(651,400)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at March 31, 2009, approximately $1,497,500 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2022 to 2029. The Company has increased its valuation allowance from December 31, 2008 by $500.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and currently, has no operating revenue. Further for the three months ended March 31, 2009, VHS had negative working capital of approximately $61,100. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,877,500. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

The Company is pursuing equity financing for the growth of the business and other acquisitions: failure to secure such financing or to raise additional capital may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto presented elsewhere in this Form 10-Q. The discussion is based upon such condensed financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Condensed Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such condensed financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

The Company had ceased active operations as of June 1, 2007 upon the sale of Drug Depot. When the Company was operating, it derived its revenues, primarily from the sale of prescription drugs to veterinarians and their clients and laboratories. Revenues were billed and recognized, as products were shipped, net of discounts, allowances, returns and credits.

Selling, general and administrative costs include office expense, license fees and professional fees.

Results of Operations

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Operating expenses. The Company incurred operating expenses of $1,328 for the three months ended March 31, 2009, a decrease of $14,000 or 91%, compared to $15,328 for the three months ended March 31, 2008. The decrease was primarily attributable to the decrease in accounting and legal fees in 2009.

The Company had no income tax provision for the three months ended March 31, 2009 and 2008. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company did not have any preferred stock dividends for the three months ended March 31, 2009 and 2008 related to the Company’s Series A Preferred Stock of Vertical Health Solutions, Inc.

Net income (loss) per share. Net income (loss) per share for the three months ended March 31, 2009 and 2008 were ($0.00) and ($0.00), respectively.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2009 and 2008.

Financial Condition, Liquidity and Capital Resources

The Company has $49,253 of cash and a working capital deficit of approximately $61,100 at March 31, 2009, compared to no cash and a working capital deficit of approximately $107,200 at March 31, 2008.

Net cash used by operating activities was $50,747 and $10,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in cash used was primarily attributable to the payment of accounts payable and the lack of any revenue generating activity during the three months ended March 31, 2009.

Net cash used by investing activities was $0 for the three months ended March 31, 2009 and 2008.

The Company received $100,000 cash in exchange for a note payable for financing activities during the three months ended March 31, 2009 as compared to $10,000 cash by related parties during the same period ended March 31, 2008. The overall increase in cash provided by financing activities is primarily the result of the issuance of the note payable.

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

The Company’s Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Financial Officer does not relate to reporting periods after March 31, 2009.

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

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: May 15, 2009	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer