Form 10-Q
period 2009-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2009-08-12
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2009 was 44,474,973.

VERTICAL HEALTH SOLUTIONS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash	$25,971	$—
Deposits	1,800	1,800

Total current assets	27,771	1,800

Total assets	$27,771	$1,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,866	$54,303
Accrued expenses	—	1,200
Due to related parties	—	6,092
Note payable	100,000	—

Total current liabilities	104,866	61,595

Total liabilities	104,866	61,595

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 44,474,973 shares issued and outstanding	44,476	44,476
Additional paid in capital	2,771,852	2,771,852
Accumulated deficit	(2,893,423)	(2,876,123)

Total stockholders’ deficit	(77,095)	(59,795)

Total liabilities and stockholders’ deficit	$27,771	$1,800

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	15,972	60,259	17,300	75,587

Total operating expenses	15,972	60,259	17,300	75,587

Loss from operations before income taxes	(15,972)	(60,259)	(17,300)	(75,587)

Income taxes	—	—	—	—

Net loss available to common stockholders	$(15,972)	$(60,259)	$(17,300)	$(75,587)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	44,474,973	16,722,347	44,474,973	16,722,347

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,300)	$(75,587)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Other current assets	—	(1,800)
Accounts payable	(49,437)	16,707
Accrued expenses	(1,200)	5,545

Net cash used by operating activities	(67,937)	(55,135)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of note payable	100,000	—
(Decrease) increase in due to related parties	(6,092)	55,135

Net cash provided by financing activities	93,908	55,135

Net increase in cash	25,971	—
Cash at beginning of period	—	—

Cash at end of period	$25,971	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0

Cash paid during the period for income taxes	$0	$0

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There was no impairment losses recorded during the three and six months ended June 30, 2009 or 2008.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2009, as well as the reported amounts of revenues and expenses for the three and six months ended June 30, 2009 and 2008. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the three and six months ended June 30, 2009 and 2008.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. There was no impact upon adoption of SFAS 159, as we did not elect the fair value provisions.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at June 30, 2009 and 2008.

Common stock equivalents for the three and six months ended June 30, 2009 and 2008 were anti-dilutive due to the net losses sustained by the Company during these periods.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net loss	$(15,972)	$(60,259)	$(17,300)	$(75,587)
Less preferred stock dividend and accreted dividends	—	—	—	—

Net loss available to common stockholders	$(15,972)	$(60,259)	$(17,300)	$(75,587)

Denominator:
Weighted average basic shares outstanding	44,474,973	16,722,347	44,474,973	16,722,347
Stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average fully diluted shares outstanding	44,474,973	16,722,347	44,474,973	16,722,347

Net loss per common share—Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(4) RELATED PARTY TRANSACTIONS

The Company had an agreement with Vitality Systems, Inc., a related party, to pay expenses on their behalf. Jugal Taneja, Brian Nugent and Steve Watters are all shareholders of both Vitality Systems, Inc. and the Company. The agreement had no specific repayment terms and was non-interest bearing. As of June 30, 2009 and December 31, 2008, the Company owed the related party $0 and $6,092, respectively.

As of June 30, 2009, the Company had an outstanding obligation to Steve Watters, Chief Executive and Financial Officer, in the amount of $150, for payment of invoices on the Company’s behalf.

(5) NOTE PAYABLE

On February 1, 2009, the Company received $100,000 in exchange for a nonrecourse note payable. The note is non-interest bearing, unsecured and due on demand.

(6) INCOME TAXES

Income tax expense (benefit) for the period ended June 30, 2009 and 2008 is as follows:

	2009	2008
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the six months ended June 30, 2009 and 2008 differs from the amounts computed by applying the effective income tax rate of 34% to the loss before income taxes as a result of the following:

	2009	2008
Computed tax expense (benefit) at the statutory rate 34%	$(6,000)	$(25,700)
Valuation reserve	6,000	25,700

Current income tax expense (benefit)	$—	$—

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$658,800	$498,000
Less valuation allowance	(658,800)	(498,000)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at June 30, 2009, approximately $1,513,500 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2022 to 2029. The Company has increased its valuation allowance from December 31, 2008 by $7,400.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and currently, has no operating revenue. Further for the three and six months ended June 30, 2009, VHS had negative working capital of approximately $77,100. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,893,400. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Operating expenses. The Company incurred operating expenses of $15,972 for the three months ended June 30, 2009, a decrease of $44,287 or 73%, compared to $60,259 for the three months ended June 30, 2008. The decrease was primarily attributable to the decrease in accounting and legal fees in 2009.

The Company had no income tax provision for the three months ended June 30, 2009 and 2008. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company did not have any preferred stock dividends for the three months ended June 30, 2009 and 2008 related to the Company’s Series A Preferred Stock of Vertical Health Solutions, Inc.

Net income (loss) per share. Net income (loss) per share for the three months ended June 30, 2009 and 2008 were ($0.00) and ($0.00), respectively.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2009 and 2008.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Operating expenses. The Company incurred operating expenses of $17,300 for the six months ended June 30, 2009, a decrease of $58,287 or 77%, compared to $75,587 for the six months ended June 30, 2008. The decrease was primarily attributable to the decrease in accounting and legal fees in 2009.

The Company had no income tax provision for the six months ended June 30, 2009 and 2008. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company did not have any preferred stock dividends for the six months ended June 30, 2009 and 2008 related to the Company’s Series A Preferred Stock of Vertical Health Solutions, Inc.

Net income (loss) per share. Net income (loss) per share for the six months ended June 30, 2009 and 2008 were ($0.00) and ($0.00), respectively.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the six months ended June 30, 2009 and 2008.

Financial Condition, Liquidity and Capital Resources

The Company has $25,971 of cash and a working capital deficit of approximately $77,100 at June 30, 2009, compared to no cash and a working capital deficit of approximately $167,500 at June 30, 2008.

Net cash used by operating activities was $67,937 and $55,135 for the six months ended June 31, 2009 and 2008, respectively. The increase in cash used was primarily attributable to the payment of accounts payable and the lack of any revenue generating activity during the six months ended June 30, 2009.

Net cash used by investing activities was $0 for the six months ended June 31, 2009 and 2008.

The Company received $100,000 cash in exchange for a note payable for financing activities and repaid $6,092 to a related party, during the six months ended June 30, 2009 as compared to $55,135 cash by related parties during the same period ended June 30, 2008. The overall increase in cash provided by financing activities is primarily the result of the issuance of the note payable.

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

The Company’s Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six month period ending June 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Financial Officer does not relate to reporting periods after June 30, 2009.

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

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: August 12, 2009	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer, Principle Accounting Officer and Chief Financial Officer