Form 10-Q
period 2009-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2009-11-06
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2009 was 44,474,973.

VERTICAL HEALTH SOLUTIONS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Cash	$20,641	$—
Deposits	1,800	1,800

Total current assets	22,441	1,800

Total assets	$22,441	$1,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,149	$54,303
Accrued expenses	—	1,200
Due to related parties	—	6,092
Note payable	100,000	—

Total current liabilities	108,149	61,595

Total liabilities	108,149	61,595

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 44,474,973 shares issued and outstanding	44,476	44,476
Additional paid in capital	2,771,852	2,771,852
Accumulated deficit	(2,902,036)	(2,876,123)

Total stockholders’ deficit	(85,708)	(59,795)

Total liabilities and stockholders’ deficit	$22,441	$1,800

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative expenses	8,614	26,138	25,913	101,725

Total operating expenses	8,614	26,138	25,913	101,725

Loss from operations before income taxes	(8,614)	(26,138)	(25,913)	(101,725)

Income taxes	—	—	—	—

Net loss available to common stockholders	$(8,614)	$(26,138)	$(25,913)	$(101,725)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	44,474,973	16,722,347	44,474,973	16,722,347

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(25,913)	$(101,725)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Other current assets	—	(1,800)
Accounts payable	(46,154)	(5,113)
Accrued expenses	(1,200)	16,745

Net cash used by operating activities	(73,267)	(91,893)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of note payable	100,000	—
(Decrease) increase in due to related parties	(6,092)	91,893

Net cash provided by financing activities	93,908	91,893

Net increase in cash	20,641	—
Cash at beginning of period	—	—

Cash at end of period	$20,641	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0

Cash paid during the period for income taxes	$0	$0

See accompanying notes to condensed financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There was no impairment losses recorded during the three and nine months ended September 30, 2009 or 2008.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of September 30, 2009, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Earnings (Loss) Per Common Share

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2009, as well as the reported amounts of revenues and expenses for the three and nine months ended September 30, 2009 and 2008. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date.

Share-Based Payments

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). There were no options granted during the three and nine months ended September 30, 2009 and 2008.

Fair Value of Financial Instruments

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the financial statements.

Recent accounting pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of these changes on the Financial Statements.

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with the accounting and disclosure requirements for subsequent events, the Company has evaluated subsequent events through November 5, 2009, the date of issuance of the Financial Statements. During the period from October 1, 2009 to November 5, 2009, the Company did not have any material recognizable subsequent events.

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at September 30, 2009 and 2008.

Common stock equivalents for the three and nine months ended September 30, 2009 and 2008 were anti-dilutive due to the net losses sustained by the Company during these periods.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Net loss	$(8,614)	$(26,138)	$(25,913)	$(101,725)
Less preferred stock dividend and accreted dividends	—	—	—	—

Net loss available to common stockholders	$(8,614)	$(26,138)	$(25,913)	$(101,725)

Denominator:
Weighted average basic shares outstanding	44,474,973	16,722,347	44,474,973	16,722,347
Stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average fully diluted shares outstanding	44,474,973	16,722,347	44,474,973	16,722,347

Net loss per common share—Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(4) RELATED PARTY TRANSACTIONS

The Company had an agreement with Vitality Systems, Inc., a related party, to pay expenses on their behalf. Jugal Taneja, Brian Nugent and Steve Watters are all shareholders of both Vitality Systems, Inc. and the Company. The agreement had no specific repayment terms and was non-interest bearing. As of September 30, 2009 and December 31, 2008, the Company owed the related party $0 and $6,092, respectively.

As of September 30, 2009, the Company had an outstanding obligation to Steve Watters, Chief Executive and Financial Officer, in the amount of $150, for payment of invoices on the Company’s behalf.

(5) NOTE PAYABLE

On February 1, 2009, the Company received $100,000 in exchange for a nonrecourse note payable. The note is non-interest bearing, unsecured and due on demand. As of September 30, 2009 there were no demands for repayment.

(6) INCOME TAXES

Income tax expense (benefit) for the period ended September 30, 2009 and 2008 is as follows:

	2009	2008
Current income tax expense (benefit)	$8,800	$34,600
Deferred income tax expense (benefit)	(8,800)	(34,600)

Income tax expense (benefit)	$—	$—

Income taxes for the nine months ended September 30, 2009 and 2008 differs from the amounts computed by applying the effective income tax rate of 34% to the loss before income taxes as a result of the following:

	2009	2008
Computed tax expense (benefit) at the statutory rate 34%	$(8,800)	$(34,600)
Valuation reserve	8,800	34,600

Current income tax expense (benefit)	$—	$—

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$662,600	$507,200

Less valuation allowance	(662,600)	(507,200)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at September 30, 2009, approximately $1,522,100 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2022 to 2029. The Company has increased its valuation allowance from December 31, 2008 by $11,200.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and currently, has no operating revenue. Further for the three and nine months ended September 30, 2009, VHS had negative working capital of approximately $85,700. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,902,000. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Operating expenses. The Company incurred operating expenses of $8,614 for the three months ended September 30, 2009, a decrease of $17,524 or 67%, compared to $26,138 for the three months ended September 30, 2008. The decrease was primarily attributable to the decrease in accounting and legal fees in 2009.

The Company had no income tax provision for the three months ended September 30, 2009 and 2008. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company did not have any preferred stock dividends for the three months ended September 30, 2009 and 2008 related to the Company’s Series A Preferred Stock of Vertical Health Solutions, Inc.

Net income (loss) per share. Net income (loss) per share for the three months ended September 30, 2009 and 2008 were ($0.00) and ($0.00), respectively.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended September 30, 2009 and 2008.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Operating expenses. The Company incurred operating expenses of $25,913 for the nine months ended September 30, 2009, a decrease of $75,812 or 75%, compared to $101,725 for the nine months ended September 30, 2008. The decrease was primarily attributable to the decrease in accounting and legal fees in 2009.

The Company had no income tax provision for the nine months ended September 30, 2009 and 2008. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company did not have any preferred stock dividends for the nine months ended September 30, 2009 and 2008 related to the Company’s Series A Preferred Stock of Vertical Health Solutions, Inc.

Net income (loss) per share. Net income (loss) per share for the nine months ended September 30, 2009 and 2008 were ($0.00) and ($0.00), respectively.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the nine months ended September 30, 2009 and 2008.

Financial Condition, Liquidity and Capital Resources

The Company has $20,641 of cash and a working capital deficit of approximately $85,700 at September 30, 2009, compared to no cash and a working capital deficit of approximately $193,600 at September 30, 2008.

Net cash used by operating activities was $73,267 and $91,893 for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash used was primarily attributable to the payment of accounts payable and the lack of any revenue generating activity during the nine months ended September 30, 2009.

Net cash used by investing activities was $0 for the nine months ended September 30, 2009 and 2008.

The Company received $100,000 cash in exchange for a note payable for financing activities and repaid $6,092 to a related party, during the nine months ended September 30, 2009 as compared to $91,893 cash received by related parties during the same period ended September 30, 2008. The overall increase in cash provided by financing activities is primarily the result of the issuance of the note payable.

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

The Company’s Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the nine month period ending September 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Financial Officer does not relate to reporting periods after September 30, 2009.

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

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: November 5 2009	By:	/S/ STEPHEN M. WATTERS
Stephen M. Watters, Chief Executive Officer, Principle Accounting Officer and Chief Financial Officer