Form 10-K/A
period 2009-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2010-03-05
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. There have been no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken except as disclosed.

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

Committees of the Board

The Board does not maintain any committees and does not have an audit committee financial expert. The Company is not required by any listing standard to maintain an audit committee and given the Company’s limited operations, the Board does not believe that a financial expert is required.

Item 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Stephen M. Watters, CEO, CFO	2008	0	—	—	—	—	0
	2007	0	—	—	—	—	0
	2006	0	—	—	—	—	0

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	Mr. Stephen M. Watters served as the Company’s Chief Executive Officer since its inception and was reappointed as Chief Financial Officer on July 7, 2006

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

4.3	Form of Redeemable Class A Warrant Agreement between Vertical Health Solutions, Inc. and Registrar and Transfer Company*

10.1	Form of 2001 Stock Option Plan*

10.2	Form of Consulting Agreement with Jugal K. Taneja**

10.3	Stephen Watters warrant agreement*

10.4	Jugal K. Taneja warrant agreement*

14.1	Code of Ethics of Vertical Health Solutions, Inc.***

21.1	Vertical Health Solutions, Inc. – List of Subsidiaries****

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.
**	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2004.
***	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2007.
****	Previously Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 5, 2010	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters	Director	March 5, 2010
Stephen M. Watters

By:	/s/ Jugal K. Taneja	Director	March 5, 2010
Jugal K. Taneja

By:	/s/ Alfred Lehmkuhl	Director	March 5, 2010
Alfred Lehmkuhl

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PAGE

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-13

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

VERTICAL HEALTH SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Deficit
Balance at December 31, 2006	0	$0	16,423,755	$16,424	$2,628,275	$(2,729,326)	$(84,267)

Issuance of common stock in settlement of a payable			298,592	299	32,546		32,845
Net loss						(40,111)	(40,111)

Balance at December 31, 2007	0	$0	16,722,347	$16,723	$2,660,821	$(2,769,437)	$(91,893)
Issuance of common stock in settlement of payables			14,298,086	14,298	57,213		71,511
Issuance of common stock in settlement of related party notes payable			12,454,540	12,455	49,818		62,273
Issuance of common stock in settlement of accrued expenses			1,000,000	1,000	4,000		5,000
Net loss						(106,686)	(106,686)

Balance, December 31, 2008	0	$0	44,474,973	$44,476	$2,771,852	$(2,876,123)	$(59,795)

F-5