Form 10-K
period 2009-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2010-04-14
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Name of small business issuer in its charter)

Florida	59-3635262
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Douglas Ave., East, Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (813) 749-0848

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).    Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $58,517 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,474,973 shares of the Registrant’s $0.001 par value common stock outstanding as of December 31, 2009.

Vertical Health Solutions, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2009

Index to Financial Statements

PART I

Item 1.	DESCRIPTION OF BUSINESS.

General

In June 2007, Vertical Health Solutions, Inc. completed the sale of its only operating subsidiary, Drug Depot, Inc. The Company is not actively engaged in any business at the present time and is seeking to develop a new business or secure future acquisitions. Prior to August 2007, the Company, through its wholly-owned subsidiary, operated a Florida retail and veterinary compounding pharmacy providing specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector

Vertical Health Solutions, Inc. was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. The Company’s executive offices are located at 180 Douglas Ave. East, Oldsmar, Florida 34677 and its telephone number is (813) 749-0848. References in this Annual Report on Form 10-K refer to Vertical Health Solutions, Inc. as the “Company” or “Vertical”, unless the context otherwise requires.

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

Except for historical information, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officer and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Employees

We presently have no employees. Our officer and directors are engaged in outside business activities and we anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 2.	DESCRIPTION OF PROPERTY.

As of December 31, 2009, the Company had no real property, equipment, furniture, and leasehold improvements.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any other legal proceeding, which it believes will have a material adverse affect on its results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

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

	High	Low
March 31, 2008	$0.06	$0.03
June 30, 2008	$0.03	$0.002
September 30, 2008	$0.10	$0.01
December 31, 2008	$0.01	$0.01

March 31, 2009	$0.011	$0.005
June 30, 2009	$0.006	$0.005
September 30, 2009	$0.018	$0.006
December 31, 2009	$0.02	$0.005

As of December 31, 2009, there were approximately 259 stockholders of record of the Company’s common stock.

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

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

The Company is currently operating as a public shell and does not generate revenues or produce products.

Selling, general and administrative costs include professional fees and consulting expenses and other minor costs.

Results of Operations

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Operating expenses. The Company incurred operating expenses of $56,641 for the year ended December 31, 2009, a decrease of $59,910 or 51%, compared to $116,551 for the year ended December 31, 2008. The decrease was primarily attributable to the lack of operations in 2009 and search for a merger candidate.

Interest expense, net of interest income. Interest income, net of interest expense was $0 for the each of the years ended December 31, 2009 and 2008.

Income taxes. The Company had no income tax provision for the years ended December 31, 2009 and 2008. No tax benefit has been provided due to the uncertainty in the utilization of the loss carry forwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s preferred stock were $0 for the years ended December 31, 2009 and December 31, 2008.

Net loss per share. Net loss per share was $0.00 for the year ended December 31, 2009, compared to net loss per share of $0.01 for the year ended December 31, 2008.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2009 and 2008. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $2,932 and a working capital deficit of $116,436 at December 31, 2009, compared to cash of $0 and a working capital deficit of $59,795 at December 31, 2008.

Net cash used by operating activities was $90,976 for the year ended December 31, 2009, as compared to net cash used in operating activities of $59,441 for the year ended December 31, 2008.

Net cash provided by investing activities was $0 for the year ended December 31, 2009, as compared to $0.

Net cash provided by financing activities was $93,908 for the year ended December 31, 2009, as compared to $59,441 for the year ended December 31, 2008. The increase in cash provided by financing activities is primarily due the proceeds from a note payable received in the year ended December 31, 2009.

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

Item 8.	Financial Statements and Supplementary Data.

See financial statements following Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2009, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting were not effective as of December 31, 2009 based on such criteria due to the Company’s lack of internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review and audit process, management believes that the financial statements and other information presented herewith are materially correct.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.	OTHER INFORMATION.

None

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Stephen M. Watters	43	Chief Executive and Chief Financial Officer, Director	2006

Jugal K. Taneja	66	Director	2000

Alfred Lehmkuhl	78	Director	2002

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

Background of Executive Officers and Directors

On January 4, 2006 Stephen Watters resigned as Chief Executive Officer of the Company and effective July 7, 2006, was reappointed Chief Executive and Financial Officer of the Company. Prior to working with us, Mr. Watters was the Co-founder, Chief Executive Officer and President, of Drugmax, Inc., from September 1998 until August 2000. DrugMax was a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. DrugMax was subsequently renamed Family Med and is no longer in business. From September through November 1998, Mr. Watters served as Vice President of Finance of Dynamic Health Products, Inc., a publicly-held nutraceutical products company. Prior to that, he worked in the investment banking and brokerage businesses from April 1992 to September 1998. He received his Executive Masters of Business Administration degree from Case Western Reserve University in 1997.

On January 4, 2006, Jugal Taneja resigned as a consultant to the Company. Jugal K. Taneja had served as a director of the Company since its inception and as a consultant to the Company since March 2000. In addition to his service to the Company, Mr. Taneja operates several other companies. He served as Co-Chairman of the Board of DrugMax, Inc., and from October 2000 to November 2004 served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax was a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. DrugMax was subsequently renamed FamilyMed and is no longer in business. Mr. Taneja also serves as Chairman and a director of Geopharma, Inc., a publicly-held pharmaceutical and nutraceutical products company. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

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

Item 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Stephen M. Watters, CEO, CFO	2009	0	—	—	—	$12,000	$12,000
	2008	0	—	—	—	—	0
	2007	0	—	—	—	—	0

During the year ended December 31, 2009, the Company did not pay any director fees for each meeting attended by such director. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board. There was no compensation paid to our non-employee directors during the year ended December 31, 2009.

Employment Agreements

The Company did not have any outstanding employment contracts with any of its officers or directors for the year ended December 31, 2009.

The Company did not grant or issue any stock options for the year ended December 31, 2009.

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

The following table sets forth certain information, as of December 31, 2009 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officer and directors; and (iii) the directors and executive officer of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Stephen M. Watters(3)	19,162,244	43.09%
Common	Brian T. Nugent (4)	5,427,085	12.20%
Common	Jugal K. Taneja(5)	13,997,603	31.47%

Common	Alfred Lehmkuhl(6)	1,562,395	3.51%
Common	All officers and directors as a group (3 persons)	34,722,242	78.07%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Vertical Health Solutions, Inc. at 180 Douglas Ave., East, Oldsmar, FL 34677.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)	Of the shares beneficially owned by Mr. Watters, 1,913,868 shares are owned by SMW Capital Group Limited Partnership, a company owned and controlled by Mr. Watters. Also includes 228,575 shares are owned by Kristen Watters, Mr. Watters’ wife. Mr. Watters disclaims beneficial ownership of the shares registered in the name of his wife.
(4)	Of the shares beneficially owned by Mr. Nugent, 95,240 shares are owned by Julie Nugent, Mr. Nugent’s wife. Mr. Nugent disclaims beneficial ownership of the shares registered in the name of his wife.
(5)

Of the shares beneficially owned by Mr. Taneja, 450,994 shares are owned by Manju Taneja, Mr. Taneja’s wife. 839,570 shares are owned by Carnegie Capital LLC, a company owned and controlled by Mr. Taneja, and 322,232 shares are owned by Bryan Capital Limited Partnership, a company wholly-owned by Dynamic Health Products, Inc., a public company which is controlled by Mr. Taneja. Mr. Taneja disclaims beneficial ownership of the shares registered in the name of his wife.

(6)	Of the shares beneficially owned by Mr. Lehmkuhl, 38,100 shares are held by Mr. Lehmkuhl as custodian for each of Joseph J. Zam, Jr. and Katelyn C. Zam, Mr. Lehmkuhl’s grandchildren.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. The Company believes that material affiliated transactions and loans, and business relationships entered into by the Company with certain of its officers, directors and principal shareholders or their affiliates were on terms no less favorable than the Company could have obtained from independent third parties. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and December 31, 2008, and for review of the financial statements included in the Company’s quarterly reports on Form 10-Q and Form 10-QSB during such fiscal years, were $24,000 and $62,568, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors was $0 for the years ended December 31, 2009 and 2008.

All Other Fees. For the fiscal year ended December 31, 2009 and 2008, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: April 14, 2010	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters	Director	April 14, 2010
Stephen M. Watters

By:	/s/ Jugal K. Taneja	Director	April 14, 2010
Jugal K. Taneja

By:	/s/ Alfred Lehmkuhl	Director	April 14, 2010
Alfred Lehmkuhl

VERTICAL HEALTH SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vertical Health Solutions, Inc.

We have audited the accompanying balance sheets of Vertical Health Solutions, Inc. as of December 31, 2009 & 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. Vertical Health Solution, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2009 & 2008 and the results of operations and cash flows for the years ended December 31, 2009 & 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $56,641 during the year ended December 31, 2009, and, as of that date, had a working capital deficiency of $116,436 and a retained deficit of $2,932,764. The Company currently has no revenue producing activities and there are no assurances that they will be able to obtain additional financing, if required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
April 14, 2010

VERTICAL HEALTH SOLUTIONS, INC.

BALANCE SHEETS

December 31,

	2009	2008
Assets
Cash	$2,932	$—
Deposits	1,800	1,800

Total current assets	4,732	1,800

Total Assets	$4,732	$1,800

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,168	$54,303
Accrued expenses, related parties	12,000	1,200
Notes payable	100,000	—
Notes payable to related parties	—	6,092

Total current liabilities	121,168	61,595

Total liabilities	121,168	61,595

Commitments and contingencies	—	—

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A; 10% cumulative, convertible; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 44,474,973 shares issued and outstanding	44,476	44,476
Additional paid-in capital	2,771,852	2,771,852
Accumulated deficit	(2,932,764)	(2,876,123)

Total stockholders’ deficit	(116,436)	(59,795)

	$4,732	$1,800

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

	2009	2008
Sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative expenses	56,641	116,551

Total operating expenses	56,641	116,551

Operating loss before other income and expense	(56,641)	(116,551)

Other income (expense):
Gain on settlement of liability	—	9,865

Total other income (expense)	—	9,865

Loss before income taxes	(56,641)	(106,686)

Income taxes	—	—

Net loss available to common stockholders	$(56,641)	$(106,686)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	44,474,973	16,722,347

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Deficit
Balance at December 31, 2007	0	$0	16,722,347	$16,723	$2,660,821	$(2,769,437)	$(91,893)
Issuance of common stock in settlement of payables			14,298,086	14,298	57,213		71,511
Issuance of common stock in settlement of related party notes payable			12,454,540	12,455	49,818		62,273
Issuance of common stock in settlement of accrued expenses			1,000,000	1,000	4,000		5,000
Net loss						(106,686)	(106,686)

Balance, December 31, 2008	0	$0	44,474,973	44,476	2,771,852	(2,876,123)	(59,795)
Net loss						(56,641)	(56,641)

Balance, December 31, 2009	0	$0	44,474,973	$44,476	$2,771,852	$(2,932,764)	$(116,436)

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(56,641)	$(106,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on settlement of liability	—	(9,865)
Changes in operating assets and liabilities:
Deposits	—	(1,800)
Accounts payable	(45,135)	79,030
Accrued expenses	10,800	(20,120)

Net cash used by operating activities	(90,976)	(59,441)

Cash flows from investing activities:
Proceeds from the sale of subsidiary	—	—

Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	100,000	—
Proceeds (payments) from related party notes payable	(6,092)	59,441

Net cash provided by financing activities	93,908	59,441

Net increase in cash	2,932	—
Cash at beginning of period	—	—

Cash at end of period	$2,932	$—

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS—Continued

Years Ended December 31, 2009 and 2008

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

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

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the years ended December 31, 2009 and 2008.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2009 and 2008, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company has not experienced any significant discounts, allowances, returns or credits to date as the Company has not had any revenue since the year ended December 31, 2007.

Stock Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical activity.

As of December 31, 2009 and 2008, the Company has not awarded any share-based payments.

Non-Employee Stock-Based Compensation – The Company accounts for stock based compensation awards issued to non-employees for services and financing arrangements, as prescribed by FASB ASC 505-50, Equity-Based Payments to Non-Employees, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued.

As of December 31, 2009 and 2008, the Company has not awarded any stock based compensation.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $0 for each of the years ended December 31, 2009 and 2008.

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Deposits, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for deposits, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Earnings (Loss) Per Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and preferred stock warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted share calculation at December 31, 2009 and 2008.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Numerator:
Net loss	$(56,641)	$(106,686)
Less preferred stock dividend and accreted dividends	—	—

Net loss available to common stockholders	$(56,641)	$(106,686)

Denominator:
Weighted average basic shares outstanding	44,474,973	16,722,347
Stock options	—	—

Warrants	—	—

Weighted average fully diluted shares outstanding	44,474,973	16,722,347

Net loss per common share—Basic and diluted	$(0.00)	$(0.01)

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the year ended December 31, 2009, VHS had negative working capital of $116,436. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,932,764. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

NOTE 3 RELATED PARTY TRANSACTIONS

As of December 31, 2008, the Company owed $6,092, which was repaid during 2009, to Vitality Systems, Inc., owned by Stephen M. Watters, an officer of the Company, Jugal K. Taneja and Brian T. Nugent, principal shareholders and Directors of the Company. Amounts due to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

NOTE 4—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2009 and 2008 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2009	2008
Computed tax benefit at the statutory rate 34%	$(19,300)	$(36,100)
Increase (decrease) in taxes resulting from:
Increase in valuation reserve	19,300	36,100

Current income tax expense (benefit)	$—	$—

Temporary differences that give rise to deferred tax assets and liabilities:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$670,700	$651,400
Less valuation allowance	(670,700)	(651,400)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2009, approximately $1,552,800 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2021 to 2028. The Company does not have a reasonable expectation of utilizing the tax benefit of the net operating loss carryforward and therefore has provided a full valuation allowance against the deferred tax asset.

NOTE 5– STOCK OPTIONS

During 2001, the Company adopted a stock option plan to be administered by the board of directors. Under the plan, the exercise price of any options granted may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding).

On April 21, 2003, the Company’s Registration Statement on Form SB-2, Amendment No.9, was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Company’s registered offering, in June 2003, the Company sold an aggregate of 40,000 units, consisting of 200,000 (40,000 pre-split) shares of common stock and 200,000 (40,000 pre-split) redeemable class A common stock purchases warrants. The Company received cash proceeds aggregating $204,000 and charged deferred offering costs aggregating approximately $143,423 against the offering proceeds. The warrants had an exercise price of $6.25 and expired April 21, 2008. There were no warrants outstanding as of December 31, 2009 and 2008, respectively.

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	—	$—	—	$—
Granted	—	—	—	—
Exercised/exchanged	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31,	—	$—	—	—

Options exercisable at December 31,	—	$—		—

Weighted average fair value of options granted		$—		$—

NOTE 6 - NOTE PAYABLE

On February 1, 2009, the Company received $100,000 in exchange for a nonrecourse note payable. The note is non-interest bearing, unsecured and due on demand.

NOTE 7– SUBSEQUENT EVENT

The Company has evaluated subsequent events through April 14, 2010, the date on which this Form 10-K was filed with the Securities and Exchange Commission.