Form 10-K/A
period 2008-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2010-04-30
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).    Yes  ☒    No  ☐

EXPLANATORY NOTE

This amended Annual Report on Form 10-K is being filed to include the full financial statements for the period presented, portions of which were erroneously omitted from the prior filing. Certain other ministerial changes were also made to the non-financial statement portions of this report and its exhibits. The balance of this Annual Report on Form 10-K remains unchanged from the prior filing.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: April 29, 2009	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters	Director	April 29, 2010
Stephen M. Watters (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

By:	/s/ Jugal K. Taneja	Director	April 29, 2010
Jugal K. Taneja

By:	/s/ Alfred Lehmkuhl	Director	April 29, 2010
Alfred Lehmkuhl