Form 10-Q
period 2010-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2010-11-22
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock as of November 19, 2010 was 44,474,973

VERTICAL HEALTH SOLUTIONS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

VERTICAL HEALTH SOLUTIONS, INC.

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash	$5,466	$2,932
Deposits	—	1,800

Total current assets	5,466	4,732

Total assets	$5,466	$4,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,062	$9,168
Accrued expenses, including related parties of 18,000 and 12,000 at September 30, 2010 and December 31, 2009, respectively	22,938	12,000
Due to related parties	10,370	—
Notes payable, related party	25,000	—
Notes payable	100,000	100,000

Total current liabilities	184,370	121,168

Total liabilities	184,370	121,168

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series A 10% cumulative, convertible, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 44,474,973 shares issued and outstanding	44,476	44,476
Additional paid in capital	2,771,852	2,771,852
Accumulated deficit	(2,995,232)	(2,932,764)

Total stockholders’ deficit	(178,904)	(116,436)

Total liabilities and stockholders’ deficit	$5,466	$4,732

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative expenses	19,304	8,614	62,468	25,913

Total operating expenses	19,304	8,614	62,468	25,913

Loss from operations before income taxes	(19,304)	(8,614)	(62,468)	(25,913)

Income taxes	—	—	—	—

Net loss available to common stockholders	$(19,304)	$(8,614)	$(62,468)	$(25,913)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	44,474,973	44,474,973	44,474,973	44,474,973

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(62,468)	$(25,913)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Deposits	1,800	—
Accounts payable	16,894	(46,154)
Accrued expenses	10,938	(1,200)

Net cash used by operating activities	(32,836)	(73,267)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of note payable	25,000	100,000
Increase (decrease) in due to related parties	10,370	(6,092)

Net cash provided by financing activities	35,370	93,908
Net increase in cash	2,534	20,641
Cash at beginning of period	2,932	—

Cash at end of period	$5,466	$20,641

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$0

Cash paid during the period for income taxes	$0	$0

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the three and nine months ended September 30, 2010 or 2009.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at September 30, 2010, as well as the reported amounts of revenues and expenses for the three and nine months ended September 30, 2010 and 2009. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer. Revenue is recorded net of any discounts, allowances, returns or credits. Returns are allowed for certain products and are subject to a restocking fee. The Company did not have any sales for the three and nine months ended September 30, 2010 and 2009.

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

For the three and nine months ended September 30, 2010 and 2009, the Company has not awarded any share-based payments.

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

For the three and nine months ended September 30, 2010 and 2009, the Company has not awarded any non-employee stock based compensation.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $0 for each of the three and nine months ended September 30, 2010 and 2009.

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

(3) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. There were no items that were considered potentially dilutive related to the fully diluted share calculation at September 30, 2010 and 2009.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net loss	$(19,304)	$(8,614)	$(62,468)	$(25,913)
Less preferred stock dividend and accreted dividends	—	—	—	—

Net loss available to common stockholders	$(19,304)	$(8,614)	$(62,468)	$(25,913)

Denominator:
Weighted average basic shares outstanding	44,474,973	44,474,973	44,474,973	44,474,973
Stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average fully diluted shares outstanding	44,474,973	44,474,973	44,474,973	44,474,973

Net loss per common share—Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(4) RELATED PARTY TRANSACTIONS

The Company had a verbal agreement with Vitality Systems, Inc., a related party, to pay expenses on their behalf. Jugal Taneja, Brian Nugent and Steve Watters are all shareholders of both Vitality Systems, Inc. and the Company. The agreement had no specific repayment terms and was non-interest bearing. As of June 30, 2010 and December 31, 2009, the Company owed the related party $10,370 and $0, respectively.

As of September 30, 2010 and December 31, 2009, the Company had an outstanding obligation to Steve Watters, Chief Executive and Financial Officer, in the amount of $18,000 and $12,000, respectively, for services rendered and payment of invoices on the Company’s behalf.

(5) NOTE PAYABLE

On February 1, 2009, the Company received $100,000 in exchange for a nonrecourse note payable. The note is non-interest bearing, unsecured and due on demand.

(6) NOTE PAYABLE – RELATED PARTY

On July 2010, the Company received $25,000 from the Chief Executive Officer for operating capital. The note bears 10% interest is unsecured and due on demand.

(6) INCOME TAXES

Income tax expense (benefit) for the period ended September 30, 2010 and 2009 is as follows:

	2010	2009
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the nine months ended September 30, 2010 and 2009 differs from the amounts computed by applying the effective income tax rate of 34% to the loss before income taxes as a result of the following:

	2010	2009
Computed tax expense (benefit) at the statutory rate 34%	$(21,200)	$(8,800)
Valuation reserve	21,200	8,800

Current income tax expense (benefit)	$—	$—

	2010	2009
Deferred tax assets:

Net operating loss carryforward	$691,920	$662,600
Less valuation allowance	(691,920)	(662,600)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at September 30, 2010, approximately $1,615,300 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2022 to 2029. The Company has increased its valuation allowance from December 31, 2009 by approximately $21,000.

(7) GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the nine months ended September 30, 2010, VHS had negative working capital of $178,900. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $2,995,232. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

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

(8) SUBSEQUENT EVENTS

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2010 through the financial statements issue date of November 18, 2010. All appropriate subsequent disclosures, if any, have been made in the Notes to the Financial Statements

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

Results of Operations

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Operating expenses. The Company incurred operating expenses of $19,304 for the three months ended September 30, 2010, an increase of $10,690 or 124%, compared to $8,614 for the three months ended September 30, 2009. The increase is mainly attributable to an increase in consulting and legal fees.

The Company had no income tax provision for the three months ended September 30, 2010 and 2009. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company did not have any preferred stock dividends for the three months ended September 30, 2010 and 2009 related to the Company’s Series A Preferred Stock of Vertical Health Solutions, Inc.

Net income (loss) per share. Net income (loss) per share for the three months ended September 30, 2010 and 2009 were ($0.00) and ($0.00), respectively.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended September 30, 2010 and 2009.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Operating expenses. The Company incurred operating expenses of $62,468 for the nine months ended September 30, 2010, an increase of $36,555 or 141%, compared to $25,913 for the nine months ended September 30, 2009. The increase was primarily attributable to the increase in accounting, consulting and legal fees in 2010.

The Company had no income tax provision for the nine months ended September 30, 2010 and 2009. No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. The Company did not have any preferred stock dividends for the nine months ended September 30, 2010 and 2009 related to the Company’s Series A Preferred Stock of Vertical Health Solutions, Inc.

Net income (loss) per share. Net income (loss) per share for the nine months ended September 30, 2010 and 2009 were ($0.00) and ($0.00), respectively.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the nine months ended September 30, 2010 and 2009.

Financial Condition, Liquidity and Capital Resources

The Company has $5,466 of cash and a working capital deficit of approximately $178,900 at September 30, 2010, compared to $20,641 cash and a working capital deficit of approximately $85,700 at September 30, 2009.

Net cash used by operating activities was $32,836 and $73,267 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash used was primarily attributable to the increase in accounts payable and the lack of any revenue generating activity during the nine months ended September 30, 2010.

Net cash used by investing activities was $0 for the nine months ended September 30, 2010 and 2009.

During the nine months ended September 30, 2010, the Company received $35,370 from a related party as compared to the Company receiving $100,000 cash in exchange for a note payable for financing activities during the nine months ended September 30, 2009. The overall decrease in cash provided by financing activities is primarily the result of the issuance of the note payable 2009 without a similar funding amount in 2010.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2010, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting were not effective as of September 30, 2010 based on such criteria due to the Company’s lack of internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review and audit process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: November 22, 2010	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer; Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer