Form 10-K
period 2010-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2011-03-16
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Issuer’s telephone number (813) 403-5050

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☐    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).    Yes  ☒    No  ☐

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

There were 44,474,973 shares of the Registrant’s $0.001 par value common stock outstanding as of December 31, 2010.

Vertical Health Solutions, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2010

Index to Financial Statements

PART I

Item 1.	DESCRIPTION OF BUSINESS.

General

In June 2007, Vertical Health Solutions, Inc. completed the sale of its only operating subsidiary, Drug Depot, Inc. The Company is not actively engaged in any business at the present time and is seeking to develop a new business or secure future acquisitions. Prior to August 2007, the Company, through its wholly-owned subsidiary, operated a Florida retail and veterinary compounding pharmacy providing specialized compounding pharmaceutical prescription services to veterinarians and their customers in the companion animal sector

Vertical Health Solutions, Inc. was incorporated on March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, we changed our name to Vertical Health Solutions, Inc. The Company’s executive offices are located at 180 Douglas Ave., East, Oldsmar, Florida 34677 and its telephone number is (813) 403-5060. References in this Annual Report on Form 10-K refer to Vertical Health Solutions, Inc. as the “Company” or “Vertical”, unless the context otherwise requires.

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

Except for historical information, the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Material Developments

On February 1, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among OnPoint Medical Diagnostics, Inc., a Minnesota corporation (“OnPoint”), the Company and Vertical HS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of VHS (“Merger Sub”). Pursuant to the Merger Agreement, on the closing date of the merger, the Merger Sub will merge with and into OnPoint, which will be the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).

OnPoint was founded to commercialize Magnetic Resonance Imaging Quality Assurance software and technologies developed by the Mayo Clinic. OnPoint is a development stage company leveraging technology and intelligent systems to assist the healthcare industry in delivering high quality medical images in a safe, consistent and efficient manner. These technology and intelligent systems are delivered in a Software-as-a-Service (SaaS) model, deployed in the cloud and exceed the accreditation standards required by law. OnPoint believes its comprehensive software service detects gradual degradation in image quality, saves time and money by improving consistency and reliability, and facilitates proactive preventative maintenance that minimizes unplanned downtime.

As a condition to the Merger Agreement, the Company must complete a reverse stock split of its outstanding shares of common stock on a one-for-164 basis prior to closing of the Merger (the “Reverse Stock Split”), such that immediately prior to the Merger, the Company will have no more than 1,084,756 shares of common stock outstanding. As of the date of filing of this Form 10-K, the Reverse Stock Split has not been effectuated. Pursuant to the Merger Agreement, upon completion of the Merger, the Company will issue an aggregate of 7,143,113 post reverse split shares of the Company’s common stock (the “Acquisition Shares”) to the shareholders of OnPoint in exchange for 100% of the issued and outstanding capital stock of OnPoint. In addition, up to 2,803,847 post reverse split shares of the Company’s common stock may be issued upon conversion of outstanding OnPoint promissory notes (at an assumed conversion price of $0.65 per share), up to 264,250 post reverse split shares of the Company’s common stock may be issued upon exercise of warrants currently issued to purchase OnPoint common stock (at an exercise price of $1.00 per share), and up to 800,000 post reverse split shares of the Company’s common stock may be issued upon exercise of options currently issued to purchase OnPoint common stock (at an exercise price of $1.00 per share). Of the 7,143,113 post reverse split Acquisition Shares, 1,000,000 post reverse split shares will be placed in escrow. Such shares will be released to the OnPoint stockholders in the event the Company completes an aggregate of $1,000,000 of equity financing on or before December 31, 2011. If such financing is not completed on or before December 31, 2011, the 1,000,000 post reverse split shares will be cancelled.

Upon consummation of the Reverse Stock Split, the holders of certain promissory notes and other Company obligations aggregating $150,000 (the “VHS Promissory Notes”) will convert such notes into 813,567 post reverse split shares of the Company’s common stock.

The Company’s obligation to complete the Merger is subject to the fulfillment or waiver by the Company of customary conditions contained in the Merger. OnPoints’s obligation to complete the Merger is subject to the fulfillment or waiver by OnPoint of the conditions contained in the Merger Agreement including, but not limited to, the following conditions:

•	the Company shall have completed the Reverse Stock Split;

•	the VHS Promissory Notes shall have been converted into shares of the Company’s common stock;

•	OnPoint shall have completed a private placement pursuant to which it receives gross proceeds of at least $500,000;

•	all outstanding liabilities of the Company shall have been satisfied, other than amounts of up to $50,000;

•	OnPoint stockholders shall have approved the Merger;

•

subject to appropriate filings under the Securities and Exchange Act of 1934, as amended, the current officers and directors of the Company shall have resigned and officers and directors designated by OnPoint shall have been appointed to the Company’s Board of Directors and as officers of the Company.

The Merger Agreement may be terminated by either party if the Merger has not been consummated by March 31, 2011. The Merger Agreement may be terminated by the Company if the representations or warranties provided by OnPoint become inaccurate. The Merger Agreement may be terminated by OnPoint if:

•	The representations or warranties provided by the Company become inaccurate;

•	OnPoint’s due diligence investigation reveals information which varies materially or adversely from the understandings upon which OnPoint agreed to proceed with the Merger;

•	More than 5% of the OnPoint stockholders exercise dissenters’ rights; or

•	The Company has suffered any material adverse change from the date of signing the Merger Agreement

Closing of the transactions contemplated by the Merger Agreement is subject to other customary terms and conditions. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as an exhibit to this Current Report on Form 8-K filed on February 7, 2011.

Item 1A.	RISK FACTORS.

RISK FACTORS

Our business is difficult to evaluate because we have a limited operating history.

As the Company has no operating revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any recent revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs in total. Our sole officer has not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

As of December 31, 2010, the Company had no real property, equipment, furniture, and leasehold improvements.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently a party to any other legal proceeding, which it believes will have a material adverse affect on its results of operations.

Item 4.	[REMOVED AND RESERVED].

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

In January 2004, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “VHSL”. There is a limited trading market for the Company’s stock; therefore historical price information is limited. High and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
March 31, 2009	$0.011	$0.005
June 30, 2009	$0.006	$0.005
September 30, 2009	$0.18	$0.006
December 31, 2009	$0.02	$0.005

March 31, 2010	$0.08	$0.011
June 30, 2010	$0.06	$0.015
September 30, 2010	$0.048	$0.022
December 31, 2010	$0.025	$0.012

As of December 31, 2010, there were approximately 259 stockholders of record of the Company’s common stock.

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

Results of Operations

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Operating expenses. The Company incurred operating expenses of $80,576 for the year ended December 31, 2010, an increase of $23,935 or 42%, compared to $56,641 for the year ended December 31, 2009. The increase was primarily attributable to the lack of operations in 2010 and search for a merger candidate.

Interest expense, net of interest income. Interest income, net of interest expense was $1,097 for the year ended December 31, 2010 as compared to $0 for the year ended December 31, 2009. The increase in interest expense is due to a loan from a shareholder to pay operating expenses until a merger candidate could be secured.

Income taxes. The Company had no income tax provision for the years ended December 31, 2010 and 2009. No tax benefit has been provided due to the uncertainty in the utilization of the loss carry forwards. These net operating losses may be carried forward for up to 20 years.

Preferred dividends. Preferred dividends on the Company’s preferred stock were $0 for the years ended December 31, 2010 and December 31, 2009.

Net loss per share. Net loss per share was $0.00 for the year ended December 31, 2010, compared to net loss per share of $0.00 for the year ended December 31, 2009.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended December 31, 2010 and 2009. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $4,856 and a working capital deficit of $197,012 at December 31, 2010, compared to cash of $2,932 and a working capital deficit of $116,436 at December 31, 2009.

Net cash used by operating activities was $38,446 for the year ended December 31, 2010, as compared to net cash used in operating activities of $90,976 for the year ended December 31, 2009.

Net cash provided by investing activities was $0 for the years ended December 31, 2010 and 2009.

Net cash provided by financing activities was $40,370 for the year ended December 31, 2010, as compared to $93,908 for the year ended December 31, 2009. The decrease in cash provided by financing activities is primarily due the decrease in proceeds from notes or stockholders during the year ended December 31, 2010.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2010, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting were not effective as of December 31, 2010 based on such criteria due to the Company’s lack of internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review and audit process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Background of Executive Officers and Directors

On January 4, 2006 Stephen Watters resigned as Chief Executive Officer of the Company and effective July 7, 2006, was reappointed Chief Executive and Financial Officer of the Company. Prior to working with us, Mr. Watters was the Co-founder, Chief Executive Officer and President, of DrugMax, Inc., from September 1998 until August 2000. DrugMax, was a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. DrugMax was subsequently renamed FamilyMed and is no longer in business. From September through November 1998, Mr. Watters served as Vice President of Finance of Dynamic Health Products, Inc., a publicly-held nutraceutical products company. Prior to that, he worked in the investment banking and brokerage businesses from April 1992 to September 1998. He received his Executive Masters of Business Administration degree from Case Western Reserve University in 1997.

On January 4, 2006, Jugal Taneja resigned as a consultant to the Company. Jugal K. Taneja had served as a director of the Company since its inception and as a consultant to the Company since March 2000. In addition to his service to the Company, Mr. Taneja operates several other companies. He served as Co-Chairman of the Board of DrugMax, Inc., and from October 2000 to November 2004 served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax was a wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. DrugMax was subsequently named FamilyMed and is no longer in business. Mr. Taneja also serves as Chairman and a director of Geopharma, Inc., a publicly-held pharmaceutical and nutraceutical products company. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, 5, and amendments thereto, furnished to the Company during fiscal year 2009 and 2010, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2010.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, which applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-K, incorporated by reference.

Audit Committee Financial Expert.

The Board of Directors acts as the Company’s audit committee.

Changes in Nominating Procedures.

None.

Item 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Stephen M. Watters, CEO, CFO	2010	0	—	—	—	$12,000	$12,000
	2009	0	—	—	—	$12,000	$12,000
	2008	0	—	—	—	—	0

During the year ended December 31, 2010, the Company did not pay any director fees for each meeting attended by such director. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board. There was no compensation paid to our non-employee directors during the year ended December 31, 2010.

Employment Agreements

The Company did not have any outstanding employment contracts with any of its officers or directors for the year ended December 31, 2010.

The Company did not grant or issue any stock options for the year ended December 31, 2010.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock Or Units (#)	All Other Option Awards: Number of Securities UnderLying Options (#)	Exercise or Base Price Of Option Awards ($ / Share)	Grant Date Fair Value Of Stock and Option Awards
Stephen M. Watters, CEO, CFO and Director		—	—	—	—

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2010 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officer and directors; and (iii) the directors and executive officer of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

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

The Company had a verbal agreement with Vitality Systems, Inc., a related party, to pay expenses on their behalf. Jugal Taneja, Brian Nugent and Steve Watters are all shareholders of both Vitality Systems, Inc. and the Company. The agreement had no specific repayment terms and was non-interest bearing. As of December 31, 2010 and 2009, the Company owed the related party $10,370 and $0, respectively.

As of December 31, 2010 and 2009, the Company had an outstanding obligation to Steve Watters, Chief Executive and Financial Officer, in the amount of $21,000 and $12,000, respectively, for services rendered and payment of invoices on the Company’s behalf.

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

Director Independence.

Alfred Lehmkuhl is an independent director.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, and for review of the financial statements included in the Company’s quarterly reports on Form 10-Q during such fiscal years, were $24,000 and $24,000, respectively.

Tax Fees. The aggregate fees billed for tax preparation and related services by our auditors was $0 for the years ended December 31, 2010 and 2009.

All Other Fees. For the fiscal year ended December 31, 2010 and 2009, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this report:

3.1	Amended and Restated Articles of Incorporation*

3.2	Amendment Creating Class of Preferred Stock*

3.3	By-Laws*

3.4	Certificate of Incorporation of Vertical Health Ventures, Inc., a wholly-owned subsidiary of the Company, filed as Exhibit 3.4 to Form SB-2, File No. 333-116682.

3.5	Certificate of Designation of Vertical Health Ventures, Inc., designating the rights of Series A Cumulative Convertible Preferred Stock, as amended, filed as Exhibit 3.5 to Form SB-2, File No. 333-116682.

3.6	Bylaws of Vertical Health Ventures, Inc, filed as Exhibit 3.6 to Form SB-2, File No. 333-116682.

4.1	Specimen Stock Certificate*

4.2	Amendment No. 1 to Securities Purchase Agreement, dated as of September 20, 2004, filed as exhibit 4.9 to Company’s Report on Form SB2/A dated as of October 20, 2004, and incorporated herein by reference.

10.1	Form of 2001 Stock Option Plan*

10.2	Agreement and Plan of Merger, dated February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp.**

14.1	Code of Ethics of Vertical Health Solutions, Inc.***

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s registration statement on Form SB-2, file no. 333-74766.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 7, 2010.
***	Incorporated by reference to the Company’s 10-KSB filed for the year ending December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 16, 2011	By:	/s/ Stephen M. Watters
Stephen M. Watters, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Stephen M. Watters	Director	March 16, 2011
Stephen M. Watters

By:	/s/ Jugal K. Taneja	Director	March 16, 2011
Jugal K. Taneja

By:	/s/ Alfred Lehmkuhl	Director	March 16, 2011
Alfred Lehmkuhl

VERTICAL HEALTH SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vertical Health Solutions, Inc.

We have audited the accompanying balance sheets of Vertical Health Solutions, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. Vertical Health Solution, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. as of December 31, 2010 and 2009 and the results of operations and cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $80,576 during the year ended December 31, 2010, and, as of that date, had a working capital deficiency of $197,012 and a retained deficit of $3,013,340. The Company currently has no revenue producing activities and there are no assurances that they will be able to obtain additional financing, if required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRIMMER, BUREK & KEELAN LLP

Brimmer, Burek & Keelan LLP

Tampa, Florida

March 11, 2011

VERTICAL HEALTH SOLUTIONS, INC.

BALANCE SHEETS

December 31,

	2010	2009
Assets
Cash	$4,856	$2,932
Deposits	—	1,800

Total current assets	4,856	4,732

Total Assets	$4,856	$4,732

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$34,901	$9,168
Accrued expenses, related parties	41,967	12,000
Notes payable	125,000	100,000
Notes payable to related parties	—	—

Total current liabilities	201,868	121,168

Total liabilities	201,868	121,168

Commitments and contingencies	—	—

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A; 10% cumulative, convertible; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Undesignated, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 44,474,973 shares issued and outstanding	44,476	44,476
Additional paid-in capital	2,771,852	2,771,852
Accumulated deficit	(3,013,340)	(2,932,764)

Total stockholders’ deficit	(197,012)	(116,436)

	$4,856	$4,732

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2010 and 2009

	2010	2009

Sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:
Selling, general and administrative expenses	80,576	56,641

Total operating expenses	80,576	56,641

Operating loss before other income and expense	(80,576)	(56,641)

Other income (expense):
Gain on settlement of liability	—	—

Total other income (expense)	—	—

Loss before income taxes	(80,576)	(56,641)

Income taxes	—	—

Net loss available to common stockholders	$(80,576)	$(56,641)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	44,474,973	44,474,973

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT

Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2008	0	$0	44,474,973	$44,476	$2,771,852	$(2,876,123)	$(59,795)
Net loss						(56,641)	(56,641)

Balance, December 31, 2009	0	$0	44,474,973	44,476	2,771,852	(2,932,764)	(116,436)
Net loss						(80,576)	(80,576)

Balance, December 31, 2010	0	$0	44,474,973	$44,476	$2,771,852	$(3,013,340)	$(197,012)

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(80,576)	$(56,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Deposits	1,800	—
Accounts payable	25,733	(45,135)
Accrued expenses	14,597	10,800

Net cash used by operating activities	(38,446)	(90,976)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	25,000	100,000
Proceeds (payments) from related party notes payable	15,370	(6,092)

Net cash provided by financing activities	40,370	93,908

Net increase in cash	1,924	2,932
Cash at beginning of period	2,932	—

Cash at end of period	$4,856	$2,932

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS—Continued

Years Ended December 31, 2010 and 2009

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

See accompanying notes to financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded during the years ended December 31, 2010 and 2009.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2010 and 2009, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

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

As of December 31, 2010 and 2009, the Company has not awarded any share-based payments.

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

As of December 31, 2010 and 2009, the Company has not awarded any stock based compensation.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $0 for each of the years ended December 31, 2010 and 2009.

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

The following sets forth the computation of basic and diluted net earnings (loss) per common share for years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Numerator:
Net loss	$(80,576)	$(56,641)
Less preferred stock dividend and accreted dividends	—	—

Net loss available to common stockholders	$(80,576)	$(56,641)

Denominator:
Weighted average basic shares outstanding	44,474,973	44,474,973
Stock options	—	—

Warrants	—	—

Weighted average fully diluted shares outstanding	44,474,973	44,474,973

Net loss per common share—Basic and diluted	$(0.00)	$(0.00)

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern. However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue. Further for the year ended December 31, 2010, VHS had negative working capital of $197,012. The Company has incurred losses in previous years resulting in an accumulated deficit of approximately $3,013,340. These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

The Company is pursuing the further growth of the business through mergers and acquisitions, as noted in Note 8. Failure to secure a merger or acquisition, secure equity financing or to raise additional capital may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets of the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had a verbal agreement with Vitality Systems, Inc., a related party, to pay expenses on their behalf. Jugal Taneja, Brian Nugent and Steve Watters are all shareholders of both Vitality Systems, Inc. and the Company. The agreement had no specific repayment terms and was non-interest bearing. As of December 31, 2010 and 2009, the Company owed the related party $10,370 and $0, respectively.

As of December 31, 2010 and 2009, the Company had an outstanding obligation to Steve Watters, Chief Executive and Financial Officer, in the amount of $21,000 and $9,000, respectively, for services rendered and payment of invoices on the Company’s behalf.

NOTE 4 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2010 and 2009 differs from the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2010	2009
Computed tax benefit at the statutory rate 34%	$(27,400)	$(19,300)
Increase (decrease) in taxes resulting from:
Increase in valuation reserve	27,400	19,300

Current income tax expense (benefit)	$—	$—

Temporary differences that give rise to deferred tax assets and liabilities:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$698,100	$670,700
Less valuation allowance	(698,100)	(670,700)

Gross deferred tax asset	—	—
Gross deferred tax liability	—	—

Net deferred tax asset	$—	$—

The Company has available at December 31, 2010, approximately $1,993,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2021 to 2028. The Company does not have a reasonable expectation of utilizing the tax benefit of the net operating loss carryforward and therefore has provided a full valuation allowance against the deferred tax asset.

We conduct business domestically and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2006.

NOTE 5 – OPTIONS

During 2001, the Company adopted a stock option plan to be administered by the board of directors. Under the plan, the exercise price of any options granted may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding).

There were no warrants outstanding as of December 31, 2010 and 2009, respectively.

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	—	$—	—	$—
Granted	—	—	—	—
Exercised/exchanged	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31,	—	$—	—	—

Options exercisable at December 31,	—	$—	—	—

Weighted average fair value of options granted		$—		$—

NOTE 6 – NOTE PAYABLE

On February 1, 2009, the Company received $100,000 in exchange for a nonrecourse note payable. The note is non-interest bearing, unsecured and due on demand. As of today, there have been no demands for repayment.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2010, the Company received $25,000 from the Chief Executive Officer for operating capital. The note bears 10% interest is unsecured and due on demand. The Company has accrued $1,097 of accrued interest which is included in accrued expenses on the Balance Sheets at December 31, 2010.

NOTE 8 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 14, 2011, the date on which this Form 10-K was filed with the Securities and Exchange Commission.

On February 1, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among OnPoint Medical Diagnostics, Inc., a Minnesota corporation (“OnPoint”), the Company and Vertical HS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of VHS (“Merger Sub”). Pursuant to the Merger Agreement, on the closing date of the merger, the Merger Sub will merge with and into OnPoint, which will be the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).

OnPoint was founded to commercialize Magnetic Resonance Imaging Quality Assurance software and technologies developed by the Mayo Clinic. OnPoint is a development stage company leveraging technology and intelligent systems to assist the healthcare industry in delivering high quality medical images in a safe, consistent and efficient manner. These technology and intelligent systems are delivered in a Software-as-a-Service (SaaS) model, deployed in the cloud and exceed the accreditation standards required by law. OnPoint believes its comprehensive software service detects gradual degradation in image quality, saves time and money by improving consistency and reliability, and facilitates proactive preventative maintenance that minimizes unplanned downtime.

As a condition to the Merger Agreement, the Company must complete a reverse stock split of its outstanding shares of common stock on a one-for-164 basis prior to closing of the Merger (the “Reverse Stock Split”), such that immediately prior to the Merger, the Company will have no more than 1,084,756 shares of common stock outstanding. As of the date of filing of this Form 10-K, the Reverse Stock Split has not been effectuated. Pursuant to the Merger Agreement, upon completion of the Merger, the Company will issue an aggregate of 7,143,113 post reverse split shares of the Company’s common stock (the “Acquisition Shares”) to the shareholders of OnPoint in exchange for 100% of the issued and outstanding capital stock of OnPoint. In addition, up to 2,803,847 post reverse split shares of the Company’s common stock may be issued upon conversion of outstanding OnPoint promissory notes (at an assumed conversion price of $0.65 per share), up to 264,250 post reverse split shares of the Company’s common stock may be issued upon exercise of warrants currently issued to purchase OnPoint common stock (at an exercise price of $1.00 per share), and up to 800,000 post reverse split shares of the Company’s common stock may be issued upon exercise of options currently issued to purchase OnPoint common stock (at an exercise price of $1.00 per share). Of the 7,143,113 post reverse split Acquisition Shares, 1,000,000 post reverse split shares will be placed in escrow. Such shares will be released to the OnPoint stockholders in the event the Company completes an aggregate of $1,000,000 of equity financing on or before December 31, 2011. If such financing is not completed on or before December 31, 2011, the 1,000,000 post reverse split shares will be cancelled.

Upon consummation of the Reverse Stock Split, the holders of certain promissory notes and other Company obligations aggregating $150,000 (the “VHS Promissory Notes”) will convert such notes into 813,567 post reverse split shares of the Company’s common stock.

The Company’s obligation to complete the Merger is subject to the fulfillment or waiver by the Company of customary conditions contained in the Merger. OnPoints’s obligation to complete the Merger is subject to the fulfillment or waiver by OnPoint of the conditions contained in the Merger Agreement including, but not limited to, the following conditions:

•	the Company shall have completed the Reverse Stock Split;

•	the VHS Promissory Notes shall have been converted into shares of the Company’s common stock;

•	OnPoint shall have completed a private placement pursuant to which it receives gross proceeds of at least $500,000;

•	all outstanding liabilities of the Company shall have been satisfied, other than amounts of up to $50,000;

•	OnPoint stockholders shall have approved the Merger;

•

subject to appropriate filings under the Securities and Exchange Act of 1934, as amended, the current officers and directors of the Company shall have resigned and officers and directors designated by OnPoint shall have been appointed to the Company’s Board of Directors and as officers of the Company.

The Merger Agreement may be terminated by either party if the Merger has not been consummated by March 31, 2011. The Merger Agreement may be terminated by the Company if the representations or warranties provided by OnPoint become inaccurate. The Merger Agreement may be terminated by OnPoint if:

•	The representations or warranties provided by the Company become inaccurate;

•	OnPoint’s due diligence investigation reveals information which varies materially or adversely from the understandings upon which OnPoint agreed to proceed with the Merger;

•	More than 5% of the OnPoint stockholders exercise dissenters’ rights; or

•	The Company has suffered any material adverse change from the date of signing the Merger Agreement

Closing of the transactions contemplated by the Merger Agreement is subject to other customary terms and conditions.