Form 10-Q
period 2011-05-14
VERTICAL HEALTH SOLUTIONS INC
filed 2011-05-16
CIK 1163332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  001-31275

VERTICAL HEALTH SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3635262 (I.R.S. Employer Identification No.)

7760 France Avenue South, 11th Floor, Minneapolis, MN  55435
(Address of principal executive offices) (Zip Code)

(612) 568-4210
(Registrant’s Telephone Number, Including Area Code)

180 Douglas Ave., Oldsmar, FL   34677
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2011 was 8,227,743.

VERTICAL HEALTH SOLUTIONS, INC.

ITEM 1. FINANCIAL STATEMENTS

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$447,504	$330,803
Prepaid expenses and other current assets	20,145	24,051
Total current assets	467,649	354,854

Software development costs	80,275	-
Property and equipment, net	3,810	4,537
Intangible assets, net	293,271	238,168

Total assets	$845,005	$597,559

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$44,200	$73,974
Accrued interest	38,908	13,467
Accrued payroll	-	4,682
Current maturities of long-term convertible debt	673,750	205,625
Total current liabilities	756,858	297,748
Long-term convertible debt, net of current maturities	673,750	616,875

Total liabilities	1,430,608	914,623
Stockholders' deficit:
Common stock, $.001 par value, 250,000,000 shares
authorized; 7,143,113 issued and outstanding at
March 31, 2011 and December 31, 2010	7,143	7,143
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued or outstanding at March 31, 2011 and
December 31, 2010	-	-
Additional paid in capital	2,101,837	1,926,959
Deficit accumulated during the development stage	(2,694,583)	(2,251,166)

Total stockholders' deficit	(585,603)	(317,064)

Total liabilities and stockholders' deficit	$845,005	$597,559

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from Inception (February 1, 2009) to March 31, 2011
	(unaudited)	(unaudited)

Revenues	$-	$-	$-

Operating expenses:
Research and development	-	8,978	98,465
General and administrative	261,035	628,955	2,377,762
Merger related costs	107,793	-	107,793

Total operating expenses	368,828	637,933	2,584,020

Loss from operations	(368,828)	(637,933)	(2,584,020)

Other income (expense):
Interest income	138	-	325
Interest expense	(74,727)	-	(110,888)

Total other income (expense)	(74,589)	-	(110,563)

Net loss before income taxes	(443,417)	(637,933)	(2,694,583)

Income tax provision	-	-	-

Net loss	$(443,417)	$(637,933)	$(2,694,583)

Net loss per common share -
basic and diluted	$(0.06)	$(0.09)

Weighted average common shares
outstanding - basic and diluted	7,143,113	7,143,113

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from Inception (February 1, 2009) to March 31, 2011
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(443,417)	$(637,933)	$(2,694,583)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	58,346	9,043	133,011
Stock-based compensation	130,406	360,589	647,358
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
and other current assets	3,906	2,081	(20,145)
Increase(decrease) in accounts payable	(29,774)	16,309	44,200
Increase in accrued interest	25,441	-	38,908
Increase(decrease) in accrued payroll	(4,682)	-	-
Increase in accounts
payable-related parties	-	240,272	966,294

Net cash used in operating activities	(259,774)	(9,639)	(884,957)

Cash flows used in investing activities:
Purchase of property and equipment	-	(1,971)	(9,509)
Capitalized software development costs	(80,275)	-	(80,275)

Net cash used in investing activities	(80,275)	(1,971)	(89,784)

Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	525,000	-	1,347,500
Debt financing costs	(68,250)	-	(206,655)
Proceeds from sale of common stock
net of $38,600 in issuance costs	-	-	281,400

Net cash provided by financing activities	456,750	-	1,422,245

Increase in cash	116,701	(11,610)	447,504

Cash
Beginning of period	330,803	22,093	-

End of period	$447,504	$10,483	$447,504

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$223
Non-cash investing and financing activities:
Accounts payable - related parties incurred
for the purchase of intangible assets	$-	$-	$100,000
Accounts payable - related party
reduced by forgiveness of debt
and issuance of common stock	$-	$-	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$44,472	$-	$113,928

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Vertical Health Solutions, Inc. (“VHS” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements include the accounts of the Company and includes the acquisition of its wholly-owned subsidiary OnPoint Medical Diagnostics, Inc. (“OnPoint”) which was completed on April 15, 2011 (See Note 2 for discussion of impact of reverse merger.).  Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information on OnPoint and the reverse acquisition, refer to the 2010 financial statements of OnPoint and footnotes thereto included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011.

The on-going operations of the Company will be that of OnPoint.  OnPoint is developing a software-as-a-service (SAAS) enterprise assurance solution for the diagnostics imaging market.  OnPoint has not yet generated any revenue and is considered a development stage company as of March 31, 2011.

2.	REVERSE MERGER

VHS, a Florida corporation, and its newly-formed subsidiary, Vertical HS Acquisition Corp., a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 1, 2011, by and among OnPoint, on the one hand, and VHS and Merger Sub, on the other hand.  Pursuant to the Merger Agreement, Merger Sub, which VHS had incorporated in the state of Delaware for the purpose of completing the transaction, merged into OnPoint (the “Merger”) on April 15, 2011 (the “Closing” or the “Closing Date”) with OnPoint continuing as the surviving entity in the Merger.  As a result of the Merger, OnPoint became a wholly-owned subsidiary of the Company.  In connection with the Merger, each share of capital stock of OnPoint (7,143,113 shares) was converted into one share of common stock of VHS.  In addition, OnPoint’s outstanding options, warrants and convertible notes became options, warrants and convertible notes exercisable or convertible into such number of shares of VHS common stock at an exercise or conversion price having the same economic value as prior to the Merger.  Since no cash is to be received in the merger from VHS, all transaction costs have been expensed as incurred.

The acquisition will be treated as a recapitalization of OnPoint with OnPoint being treated as the accounting acquirer in a reverse merger.  Accordingly, the financial statements of the Company presented reflect the historical results of OnPoint prior to the Merger, and do not include the historical financial results of VHS prior to the consummation of the Merger. Stockholders’ equity (deficit) has been retroactively restated as of March 31, 2011 and December 31, 2010 to reflect the capital structure of VHS after giving effect to the Merger.  The outstanding common shares of OnPoint at March 31, 2011 and December 31, 2010 have been restated to reflect the shares issued upon the reorganization.

The accompanying pro forma combined balance sheet as of March 31, 2011 presents the historical financial information of VHS, as adjusted for the planned acquisition of OnPoint.  For financial reporting purposes, the business consolidation is to be accounted for as an additional capitalization of OnPoint with OnPoint as the acquirer (reverse merger).  The operations of OnPoint will be the continuing operations of VHS.

The pro forma combined balance sheet has been prepared by management based on the historical financial statements of VHS and OnPoint.  This pro forma combined balance sheet may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.  The pro forma combined balance sheet should be read in conjunction with the historical financial statements of VHS for the year ended December 31, 2010 and with the historical financial statements of OnPoint for the year ended December 31, 2010 and three months ended March 31, 2011.

   Vertical Health Solutions, Inc.
  Pro Forma Combined Balance Sheets
  March 31, 2011

	Vertical Health Solutions, Inc.	OnPoint Medical Diagnostics, Inc.	Pro Forma Adjustments	Notes	Pro Forma Combined
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
ASSETS

Current Assets:
Cash	$1,145	$447,504	$-		$448,649
Prepaid expenses and other current assets	-	20,145	-		20,145

Total current assets	1,145	467,649	-		468,794

Software development costs	-	80,275	-		80,275
Property and equipment, net	-	3,810	-		3,810
Intangible assets, net	-	293,271	-		293,271

Total assets	$1,145	$845,005	$-		$846,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$20,428	$44,200	$-		$64,628
Accrued other expenses	31,597	-	(25,000)	1	6,597
Notes payable	141,948	-	(125,000)	1	16,948
Accrued interest	-	38,908	-		38,908
Current maturities, long term
convertible debt	-	673,750	-		673,750

Total current liabilities	193,973	756,858	(150,000)		800,831

Long term convertible debt, net of current maturities	-	673,750	-		673,750

Total liabilities	193,973	1,430,608	(150,000)		1,474,581

Stockholders’ Deficit:
Common stock	44,476	7,143	133,425	1	8,228
			(176,816)	2

Additional paid in capital	2,781,852	2,101,837	16,575	1	2,057,924
			176,816	2
			(3,019,156)	3

Accumulated deficit during development stage	(3,019,156)	(2,694,583)	3,019,156	3	(2,694,583)

Total stockholders’ deficit	(192,828)	(585,603)	150,000		(628,431)

Total liabilities and stockholders’ deficit	$1,145	$845,005	$-		$846,150

Notes to pro forma combined balance sheet:

The accompanying pro forma combined balance sheet was presented to reflect the acquisition of OnPoint by VHS with the operations of OnPoint being the continuing operations of the combined entities.  For accounting purposes, the acquisition has been treated as a recapitalization of OnPoint with OnPoint as the acquirer (reverse acquisition).  The accompanying pro forma combined balance sheet as of March 31, 2011 has been prepared to give effect to the reverse acquisition of OnPoint by VHS as if the acquisition occurred on March 31, 2011.

The unaudited pro forma combined balance sheet reflects the following pro forma adustments:

1	Prior to the reverse merger, certain VHS liabilities ($150,000) will be converted into shares of VHS common stock totaling 133,425,011.
2	Following the VHS liabilities being converted to VHS stock, VHS will have a 1 for 164 stock split to have only 1,084,630 common shares outstanding immediately prior to the merger closing.
3	As a result of the reverse acquisition, VHS accumulated deficit will be eliminated and offset against additional paid in capital.

As part of the reverse acquisition, OnPoint shareholders will receive 7,143,113 shares of VHS stock and, post merger, there will be 8,227,743 shares ($.001 par value) outstanding. All of the common shares ($.01 par value) of OnPoint will simultaneously be retired.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.  Cash equivalents consist of bank deposits and investments in money market mutual funds.  Cash equivalents subject the Company to concentrations of credit risk.  However, the Company has invested only in bank checking and savings accounts.  However, it is possible that deposited funds may from time to time exceed amounts insured by the Federal Deposit Insurance Corporation.

Intangible Assets

Intangible assets are stated at cost and are comprised of a software technology license agreement with Mayo Foundation for Medical Education and Research, a minority stockholder, and deferred debt financing costs incurred in connection with the Company’s issuance of convertible debt.  Amortization for the license is provided on the straight-line method over the estimated useful life of the license of 3 years.  Amortization for the deferred debt financing costs is provided on the effective-interest method over the term of the related debt.

Revenue Recognition

The Company is a development stage company and has not generated any revenue from inception (February 1, 2009) through March 31, 2011.

Research and Development

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the three months ended March 31, 2011, the

Company capitalized $80,275 of software development costs.  The software was not available for customer use at March 31, 2011 and therefore, there was no amortization.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards granted.  The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. The Company makes assumptions about complex and subjective variables and the related tax impact.  These variables include, but are not limited to, the Company's stock price volatility and stock option exercise behaviors.  The Company recognizes the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

Net Loss per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period.  Dilutive securities include stock options and warrants granted and convertible debt.

For the three months ended March 31, 2011 and 2010, options, warrants, and conversion shares related to convertible debt were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

Income Taxes

The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance specifically related to uncertain tax positions.  This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at March 31, 2011 and December 31, 2010. The Company’s remaining open tax years subject to examination include the periods from inception (February 1, 2009) to March 31, 2011.  This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company has recorded a full valuation allowance against its deferred tax assets at March 31, 2011 and December 31, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our financial statements.

4.	LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2011, we incurred losses from operations of $(368,828). At March 31, 2011, we have cash of $447,504, an accumulated deficit of $(2,694,583) and negative working capital of $(289,209). Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the fourth quarter of 2010 and the first quarter of 2011, we raised aggregate gross proceeds of $822,500 and $525,000, respectively, from the issuance of convertible debt in a private placement.  We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our operating expenses.

5.	CONVERTIBLE DEBT

In October 2010, the Company began a $1.5 million private placement convertible debt offering.  The notes bear interest at 10% per annum and are fully convertible to common stock.  The holder can convert all or a portion of the principal and accrued interest under the notes into common shares of the Company at any time prior to payment.  For amounts not previously converted, principal will be satisfied in four equal installments commencing on September 30, 2011 and thereafter on February 29, 2012, July 31, 2012, and December 31, 2012.  Accrued interest is payable on December 31, 2011 and on each of the principal satisfaction dates thereafter.  The conversion price is the lesser of $.65 per share or 65% of the volume weighted average of the common stock for the twenty trading dates preceding a conversion; however, the conversion price shall not be less than $.25 per share. The Company estimated its common stock fair value to be $.65 during this offering period and therefore, determined there was no beneficial conversion feature to record.  In addition, if the Company did not complete a “reverse merger” with a public entity by March 31, 2011, the holders could demand repayment along with a penalty equal to 25% of the principal balance.  The convertible debt holders extended the completion date for the reverse merger to the closing date of April 15, 2011 and no debt holders made a demand for payment.  As of March 31, 2011, a total of $1,347,500 convertible notes have been issued pursuant to this offering.

In connection with the notes, the Company incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and issued warrants to purchase 207,307 shares of the Company’s common stock to the selling agents.  The warrants have a fair market value of $113,928.  Total debt financing costs of $320,583 were capitalized and are being recognized over the term of the related convertible debt using the effective interest rate method.

The following is a summary of the convertible notes payable as of March 31, 2011:

Balance at December 31, 2010	$822,500
Additional proceeds received – January to March 2011	525,000

Balance at March 31, 2011	$1,347,500

6.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances & Redemptions

During the quarter ended March 31, 2011, the Company did not issue any shares of unregistered common stock.

Stock Purchase Warrant Grants

For warrants & options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

During the quarter ended March 31, 2011, the Company issued the following stock warrants:

1)
In connection with the Company’s issuance of $525,000 of convertible promissory notes, the Company provided the selling agent 10% warrant coverage based on the number of shares purchasable upon the exercise of the conversion into shares of the Company.  The selling agents received 80,769 stock purchase warrants with an exercise price of $1.00 and a term of 5 years.  The estimated fair value of these warrants was $44,472 and has been recorded as both an increase to additional paid in capital and deferred debt financing costs.

As of March 31, 2011, the Company had the following warrants to purchase Common Stock outstanding:

Number of shares	Exercise price	Expiration
32,001	$1.00	07/01/2014
50,000	$1.00	07/31/2012
126,538	$1.00	12/31/2015
80,769	$1.00	03/14/2016
289,308

Stock Option Grants

In March 2011, the Company granted 30,000 non-qualified stock options to each of the members of the Company’s Board of Directors, 150,000 options in total.  The options vest immediately upon grant, have a term of 10 years, and are exercisable at $1.00 per share.  The Company recorded a stock-based compensation charge of $93,735 for the three months ended March 31, 2011 in connection with these grants.

For the three months ended March 31, 2011 and 2010, total stock-based compensation expense was $130,406 and $360,589, respectively.

The following is a summary of stock option activity under the Plan during the three months ended March 31, 2011:

	Number of shares	Weighted average exercise price

Outstanding at December 31, 2010	700,000	$1.00
Granted	150,000	$1.00
Canceled/forfeited	(100,000)	$1.00
	750,000

7.	SUBSEQUENT EVENTS

The reverse merger between Vertical Health Solutions, Inc. and OnPoint Medical Diagnostics, Inc. was completed on April 15, 2011.  See notes 1 and 2 for additional information on the merger.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements that we may make from time to time, including, without limitation, statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:  our need for additional capital to fund the current level of our research and development programs; our inability to further identify, develop and achieve commercial success for new products and technologies; the development of competing diagnostic products; our ability to protect our proprietary technologies; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.  All subsequent forward-looking statements attributable to Vertical Health Solutions, Inc., referred to herein as VHS, VHS’s wholly-owned subsidiary, OnPoint Medical Diagnostics, Inc., referred to herein as OnPoint, or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Introduction

Vertical Health Solutions, Inc. was incorporated in March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, VHS changed its name to Vertical Health Solutions, Inc.

On February 1, 2011, VHS entered into the Agreement and Plan of Merger, by and among OnPoint, on the one hand, and VHS and Vertical HS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of VHS, referred to herein as Merger Sub, on the other hand, which we refer to as the Reverse Merger Agreement.  The transactions contemplated by the Reverse Merger Agreement were consummated on April 15, 2011, referred to herein as the Closing or the Closing Date.

Pursuant to the Reverse Merger Agreement, on the Closing Date, Merger Sub merged with and into OnPoint, which we refer to as the Reverse Merger, with OnPoint being the surviving corporation and becoming a wholly-owned subsidiary of VHS, and the outstanding shares of capital stock of OnPoint were converted into an aggregate of 7,143,113 shares of common stock of VHS, on the terms and conditions as set forth in the Reverse Merger Agreement.  This summary of the Reverse Merger is qualified in its entirety by reference to the actual agreement, a copy of which was filed as an exhibit to VHS’s Current Report on Form 8-K, filed with the SEC, on February 7, 2011.

The consummation of the transactions contemplated by the Reverse Merger Agreement resulted in a change of control of VHS.

Following the Closing Date of the Reverse Merger, OnPoint became our wholly-owned operating subsidiary.  The business of OnPoint constitutes all of our operations.  OnPoint was deemed to have been the accounting acquirer in the Reverse Merger.  Accordingly, the financial statements presented in Item 1 “Financial Statements” reflect the historical results of OnPoint prior to the Reverse Merger, and do not include the historical financial results of VHS prior to the consummation of the Reverse Merger.  Stockholders’ equity (deficit) has been retroactively restated as of March 31, 2011 and December 31, 2010 to reflect the capital structure of VHS after giving effect to the Reverse Merger.

This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report and the financial statements of OnPoint included in our Current Report on Form 8-K filed with the SEC on April 21, 2011.  With respect to this discussion, the terms “OnPoint,” the “Company,” “we,” “us,” and “our” refer to OnPoint Medical Diagnostics, Inc.

Overview

OnPoint is a development stage company founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies developed by Mayo Clinic.

Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2011.  As of March 31, 2011, we had an accumulated deficit of $2,694,583 and anticipate incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our products.  Through March 31, 2011, we have not generated any revenue as we have devoted substantially all of our efforts to the development and commercialization of software technology.  In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.  We intend to implement our technology at luminaries and show sites in the coming months.

In 2009, 320,000 shares of our common stock were sold at $1.00 per share and in 2010, we issued $822,500 of convertible promissory notes.  In 2011, through March 31, 2011, we issued an additional $525,000 of convertible promissory notes.  These notes bear interest at 10% per annum and are convertible into our common stock.  The holder can convert all or a portion of the principal and accrued interest under the notes into common shares at any time prior to repayment in full.  For amounts not previously converted, principal will be satisfied in four equal installments commencing on September 30, 2011 and thereafter on February 29, 2012, July 31, 2012 and December 31, 2012.  Accrued interest is payable on December 31, 2011 and on each of the principal satisfaction dates thereafter.  The conversion price is the lesser of $0.65 per share or 65% of the volume weighted average of the common stock for the twenty trading dates preceding a conversion; provided, however, the conversion price shall not be less than $0.25 per share.  We estimated the fair value of our common stock to be $0.65 during the quarter ended March 31, 2011 and therefore we determined there was no beneficial conversion feature to record.

Revenue

As of March 31, 2011, we have not generated any revenue.

Software Research and Development

Our software research and development expense consists primarily of consultant costs relating to software engineers, programmers, and research related to the software.  In January 2011, we determined that our MRI software technology had met the technological feasibility test and therefore, current expenditures, aggregating $80,275, to commercialize the product have been capitalized as software development costs.

General and Administrative

Our general and administrative expenses consist primarily of compensation paid to employees and related benefit expenses for business development, financial, legal and other administrative functions.   In addition, we incur external costs for professional fees for legal and accounting services.  We expect that our general and administrative expenses, both internal and external, will increase as we are now a public company.

Results of Operations

Three months ended March 31, 2011 compared to March 31, 2010

Research and Development Expenses.  Our research and development expenses were $0 for the three months ended March 31, 2011 compared to $8,978 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, we capitalized $80,275 of software development costs.  Those costs related to contracting with software developers and

software engineers to develop our product for market.   We anticipate that the costs will increase as we secure additional funding and are able to accelerate our software development process.

General and Administrative Expenses.  Our general and administrative expenses were $261,035 for the three months ended March 31, 2011 compared to $628,955 for the three months ended March 31, 2010.  We anticipate that general and administrative expenses will increase as we begin to incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.  Stock option expense was $130,406 for the three months ended March 31, 2011 compared to $360,589 for the comparable period.

Merger Related Costs.  During the three months ended March 31, 2011, we incurred merger related costs totaling $107,793 in connection with our planned reverse merger between VHS and OnPoint.

Interest Expense.  Interest expense was $74,727 for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010.  From October 1, 2010 to March 31, 2011, we issued convertible promissory notes to certain investors, which provided for $1,347,500 in funding.  In connection with the notes, we incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and issued warrants to purchase 207,307 of our common shares to the selling agents.  The warrants have a relative fair market value of $113,928.  Total note financing costs of $320,583 were capitalized and are being recognized over the term of the related convertible promissory note using the effective interest rate method.  Amortization of deferred financing costs totaling $49,286 was recorded as interest expense for the three months ended March 31, 2011.  There was no debt outstanding during our first quarter in 2010.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $447,504 and negative working capital of $(289,209). Through March 31, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $1,667,500.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through September 30, 2011.

We expect that substantially all of our funding for the foreseeable future will come from strategic transactions, the sale of equity securities or the issuance of debt.  In the event we do not enter into a corporate collaboration or undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund our operations.  We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

In addition, we are subject to those risks associated with any software development company.  There can be no assurance that our development projects will be successful, or that any product will be commercially viable.  We operate in an environment of rapid technological change and we are largely dependent on the services of our employee and consultants.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of March 31, 2011:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Convertible notes payable	$1,347,500	$673,750	$673,750	0	0
Estimated interest payments (1)	192,887	131,942	60,945	0	0
License payments (2)	550,000	50,000	200,000	200,000	100,000

Totals	$2,090,387	$855,692	$934,695	$200,000	$100,000

(1)           Estimated interest payments represent an amount calculated for expected interest payments due under our convertible debt agreements at March 31, 2011.  Assumptions used to calculate these amounts were based upon current interest rates, required minimum principal payments and maturity of our debt per our contractual agreements.
(2)           These payments represent the minimum royalty payments required under our license agreement.  Additional payments could be due depending on future sales levels.
(3)           $100,000 per year after year 5.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Research and Development

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the three months ended March 31, 2011, we capitalized $80,275 of software development costs.  The software was not available for customer use at March 31, 2011 and therefore, there was no amortization.

Intangible Assets

Intangible assets are stated at cost and are comprised of a software technology license agreement with Mayo Foundation for Medical Education and Research, a minority stockholder, and deferred debt financing costs incurred in connection with our issuance of convertible promissory notes.  Amortization for the license is provided on the straight-line method over the estimated useful life of the license of 3 years.  Amortization for the deferred debt financing costs is provided on the effective-interest method over the term of the related debt.

Income Taxes

We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We account for income taxes pursuant Financial Accounting Standards Board guidance specifically related to uncertain tax positions.  This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at March 31, 2011 and December 31, 2010. Our remaining open tax years subject to examination include the periods from inception (February 1, 2009) to March 31, 2011.  This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

We have recorded a full valuation allowance against our deferred tax assets at March 31, 2011 and December 31, 2010.

Stock-Based Compensation

We recognize expense for stock-based compensation based on the fair value of the awards granted.  The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. We make assumptions about complex and subjective variables and the related tax impact.  These variables include, but are not limited to, our stock price volatility and stock option exercise behaviors. For volatility, we are currently using comparable public companies. We recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value.  The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments.  We have no material currency exchange or interest rate risk exposure as of March 31, 2011.  Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4.     CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls.  Other than changes which may be associated with the reverse acquisition of OnPoint described below, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)           OnPoint Acquisition.  On April 15, 2011, we acquired OnPoint through a reverse acquisition.  We are in the process of integrating OnPoint.  Our management is analyzing, evaluating and, where necessary, will implement changes in controls and procedures.  Due to the significance of this acquisition and the limited period of time since the acquisition date, we did not have sufficient resources available to assess the internal controls of OnPoint for the quarter ended March 31, 2011.  Therefore, we excluded OnPoint from our evaluation of internal controls over financial reporting contained in this quarterly report.  However, management considers the OnPoint acquisition material to the results of operations, cash flows and financial positions of the Company and believes that the disclosure controls and procedures of OnPoint will have a material effect on internal controls over financial reporting.  OnPoint will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2011.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company’s management knows of no material existing or pending legal proceedings or claims against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.  To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries in reference to pending litigation.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business and Industry

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2010, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no revenues and have incurred cumulative net losses of $2,694,583 through March 31, 2011. As a result, our independent registered public accounting firm in their audit report on our 2010 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We are a development stage company.  We have incurred losses since inception and expect to incur significant net losses in the foreseeable future and may never become profitable.

We are in the development stage and have a limited operating history for you to consider in evaluating our business and prospects.  We have not yet generated any sales and no net income.  We have incurred operating losses since inception and expect to incur significant net losses in the foreseeable future.  There can be no assurance that we will be able to generate significant revenues from the sales of current or future products. Our ability to achieve profitability will depend on, among other things, our success in selling our products, managing our expense levels and quickly integrating newly-hired personnel, including management.

We will need additional capital to fund our operations.

We are seeking to raise additional capital in 2011 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a corporate collaboration or undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund our operations.  We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

If we are unable to raise additional funds, we will need to do one or more of the following:

•	further delay, scale-back or eliminate some or all of our product development programs;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.

Initiating and expanding sales and marketing activities and continuing our development efforts will require significant expenditures of capital.  The actual amount and timing of capital requirements may differ materially from our estimates, depending on the demand for our products and as a result of new market developments and opportunities. We may determine that it is necessary or desirable to obtain financing for such requirements through borrowings or the issuance of debt or equity securities. Debt financing would increase leverage, while equity financing may dilute the ownership of stockholders. There can be no assurance as to whether, or as to the terms on which, we will be able to obtain such financing. Any failure to generate sufficient funds from operations or equity or debt financing to meet our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2011, we had cash and cash equivalents of $447,504 and negative working capital of $(289,209). Through March 31, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $1,667,500.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through September 30, 2011.

Our success depends upon maintaining our license to critical intellectual property.

Our success depends upon our maintaining the license with Mayo Foundation for Medical Education and Research for the technology which comprises our product.  The license is currently in good standing.  Future defaults by us, however, could result in the termination of the license which is critical to our business.

Our success depends on the development and modification of our licensed technology.

Our MRI quality assurance software is currently functional and has been used by the health care facility affiliates of the software licensor.  The software, however, will require additional development and modification by us to position it for commercial distribution.  We are using the services of consultants to make such changes.  Software development always involves uncertainty as to the length of time and cost associated with making needed developments and modifications.  Delays in effecting the development and modifications may have significant adverse affects on our business.

Our success is dependent on market acceptance of our products.

Our ability to gain market acceptance and to grow will largely depend upon our success in effectively and efficiently communicating product benefits to the key buyer groups and distinguishing our products from other similar products.  To gain market share, we also must overcome the established relationships existing between other service providers and customers.  We cannot assure you that we will be able to achieve success, to gain market acceptance and to grow.  Our failure to achieve market acceptance of our products would have a material adverse effect on our business, financial condition and results of operations.

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Prior to March 2009, OnPoint was a wholly owned subsidiary of Healthcare IP Partners.  In March 2009, Healthcare IP Partners distributed certain shares of OnPoint owned by Healthcare IP Partners to the individual stockholders of Healthcare IP Partners, referred to herein as the Initial Distribution.  In September 2010, shares of OnPoint were issued to Healthcare IP Partners in settlement of all outstanding debt of OnPoint owed to Healthcare IP Partners, which shares were then distributed with the remaining shares of OnPoint owned by Healthcare IP Partners to the individual stockholders of Healthcare IP Partners, referred to herein as the Second Distribution.  The Initial Distribution and the Second Distribution are referred to herein as the Restructuring.  Following the Restructuring, Healthcare IP Partners did not own any shares of OnPoint.

There can be no assurance that we will not be liable for any liabilities relating to or in connection with the Restructuring. Any such liabilities could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

Our future revenues are unpredictable and we expect our operating results to fluctuate from period to period.

Our limited operating history and the uncertain nature of the market make it difficult for us to accurately forecast our future revenues in any given period. We have limited experience in financial planning for our business on which to base our planned operating expenses. If our revenues in a particular period fall short of our expectations, we will likely be unable to quickly adjust our spending in order to compensate for that revenue shortfall. As a result, our operating results would be adversely affected.  Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, many of which are beyond our control. These factors include:

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

•	the rate at which potential users adopt our products;

•	the announcement or introduction of new or enhanced products by our competitors;

•	our ability to attract and retain qualified personnel; and

•	the pricing policies of our competitors.

Our business model is evolving and unproven.

Our business model is unproven and is likely to continue to evolve.  Accordingly, our business model may not be successful and may need to be changed. Our ability to generate significant revenues will depend, in large part, on our ability to successfully market our products to potential users who may not be convinced of the need for our products and services or may be reluctant to rely upon third parties to develop and provide these products. We intend to continue to develop our business model as our market continues to evolve.

We need to increase brand awareness.

Due to a variety of factors, our opportunity to achieve and maintain a significant market share may be limited. Developing and maintaining awareness of our brand name, among others, is critical. Further, the importance of brand recognition will increase as competition in our market increases. Successfully promoting and positioning our brand will depend largely on the effectiveness of our marketing efforts and our ability to develop industry-leading products at competitive prices. Therefore, we may need to increase our financial commitment to creating and maintaining brand awareness. If we fail to successfully promote our brand name or if we incur significant expenses promoting and maintaining our brand name, it could have a material adverse effect on our results of operations.

We compete in highly competitive markets.

The industry competitors with which we compete in many cases have longer operating histories, established ties to customers, greater brand awareness and well-accepted products. Many of our competitors in the market space have greater financial, technical and marketing resources. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop alternatives that are competitive with our products.

Our success depends, in part, upon our intellectual property rights.

Our success depends, in part, upon our intellectual property rights.  We will also rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights.  We will enter into confidentiality agreements with our employees and contractors and limit access to and distribution of our proprietary information. There can be no assurance that such steps will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Our ability to manage growth will effect our management systems, infrastructure and resources.

Our ability to successfully offer products and implement our business plan in the market requires an effective planning and management process. We are in the process of initiating our operations, and we intend to increase our headcount substantially. Beginning our operations and experiencing rapid growth will place a significant strain on our management systems, infrastructure and resources. To manage anticipated growth, we will need to develop and improve our operational, financial, accounting and other internal systems. In addition, our future success will depend in large part upon our ability to recruit, train, motivate and retain managers and other employees and maintain product quality. If we are unable to manage anticipated growth effectively, it could have a material adverse effect on the quality of our products and our business, financial condition, and results of operations.

We depend on key personnel and will need to attract and retain additional personnel.

Our success will depend in large part upon the key personnel we intend to hire.  At this time, we have only our Chief Executive Officer, William Cavanaugh, and our Interim Chief Financial Officer, Mark Steege, in place as part of our management team.  We intend to recruit other key members of the management team.  If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

Our organizational documents limit director liability.

Our Articles of Incorporation and Bylaws provide for indemnification of directors to the full extent permitted by law, eliminate or limit the personal liability of our directors and shareholders of monetary damages for certain breaches of fiduciary duty. Such indemnification may be available for liabilities arising in connection with the Merger. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling our business pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We may be subject to potential product liability and other claims and it may not have the insurance or other resources to cover the costs of any successful claims.

Defects in our products could subject us to potential product liability claims that our products caused some harm to the human body.  Our product liability insurance may not be adequate to cover future claims.  Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available at all.  Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm.  A successful claim brought against us in excess of any insurance coverage that it has could significantly harm our business and financial condition.

 Risks Related to Our Common Stock

We expect an illiquid market for our common stock.

The shares for our common stock are currently subject to very limited trading.  We are unable to predict if a trading market will develop and be sustained following the completion of the Merger, but we expect any such market to involve limited liquidity for some period of time.

We expect the market price for our common stock to be volatile.

The price of our common stock is expected to be volatile and an investment in our common stock could decline in value.

The market price of our common stock and the market prices for securities of software or medical imaging companies in general, are expected to be highly volatile. The following factors, in addition to other risk factors described in this Quarterly Report, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	announcements of technological innovations and discoveries by us or our competitors;
•	developments concerning any research and development, manufacturing, and marketing collaborations;
•	new products or services that we or our competitors offer;

•	actual or anticipated variations in operating results;
•	the initiation, conduct and/or outcome of intellectual property and/or litigation matters;
•	changes in financial estimates by securities analysts;
•	conditions or trends in software or other medical imaging industries;
•	regulatory developments in the United States and other countries;
•	changes in the economic performance and/or market valuations of other software or medical imaging companies;
•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	global unrest, terrorist activities, and economic and other external factors; and
•	sales or other transactions involving our common stock.

The stock market in general has recently experienced relatively large price and volume fluctuations.  In particular, market prices of securities of software companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  Prospective investors should also be aware that price volatility may be worse if the trading volume of our common stock is low.

We do not expect to pay cash dividends in the foreseeable future.

No dividends have ever been paid by us and it is anticipated that any future profits received from operations will be retained for operations. We do not anticipate the payment of cash dividends on our capital stock in the foreseeable future, and any decision to pay dividends will depend upon our profitability at the time, cash available, and other factors. Therefore, no assurance can be given that there will ever be any such cash dividend or distribution in the future.

Because OnPoint is becoming a public company as a result of the Merger and not a public offering, we may not attract the attention of major brokerage firms and, as a public company, will incur substantial expenses.

As a result of the Merger, OnPoint will become a publicly-traded company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws. The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if it were a privately-held company. Security analysts of major brokerage firms may not provide coverage of our business. No assurance can be given that brokerage firms will undertake to make a market for our common stock in the future.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results and financial condition could be harmed.

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time consuming, difficult and costly.

 As a reporting company, it will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

A significant number of the shares of our common stock will be eligible for sale, and their sale could depress the market price of our common stock.

The sale of a significant number of shares of our common stock in the public market following the Merger could harm the market price of our common stock. As additional shares of our common stock become gradually available for resale in the public market, the supply of our common stock will increase, which could decrease its market price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to a registration statement, if one is effective), and these sales may have a depressive effect on the market for the shares of our common stock. In general, a person who has held restricted shares for a period of one year from the effective date of the Merger may, upon filing of a notification on Form 144 with the SEC, sell into the market our common stock.

Our common stock will be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market or exercise price of less than $5 per share, subject to specific exemptions. Initially, the market price of our common stock is likely to be less than $5 per share and therefore may be designated a “penny stock” under SEC rules. This designation requires any broker or dealer selling our common stock to disclose certain information about the transaction, obtain a written agreement from the investor and determine that the investment in our common stock by the investor is a reasonably suitable investment for such investor. These rules may restrict the ability of brokers or dealers to sell our common stock and, as a result, may affect the ability of investors to sell their shares. In addition, unless and until our common stock is listed for trading on the American Stock Exchange or NASDAQ Capital Market or similar market, investors may find it difficult to obtain accurate quotations of the price of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of your investment.

Substantial future issuances of our common stock could depress our stock price.

The market price for our common stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur.  Sales of a substantial number of these shares of our common stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our common stock.

You will experience additional dilution upon the conversion of the convertible notes or the exercise of warrants or options.

As of May 16, 2011, we have 2,073,077 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.65 per share), 289,308 shares of common stock issuable upon exercise of outstanding warrants and 750,000 shares of Common Stock issuable upon exercise of outstanding options.  In addition, we will be entitled to reserve a pool of stock options representing approximately 20% of the shares of our Common Stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of May 16, 2011, our officers and directors will beneficially own approximately 30%  of our outstanding common stock (assuming none of our existing convertible bridge notes are converted).  In addition, certain of existing stockholders will beneficially own more than 10% of our common stock following the Merger.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us.  Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.
4.1	Form of OnPoint Warrant, filed herewith.
4.2	Form of OnPoint Convertible Promissory Notes, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

By: /s/ William T. Cavanaugh
Name: William T. Cavanaugh
Title: President and Chief Executive Officer
(principal executive officer)

By: /s/ Mark Steege
Name: Mark Steege
Title: Interim Chief Financial Officer
(principal financial and accounting officer)
Dated:  May 16, 2011

EXHIBIT INDEX

Exhibit No.
4.1	Form of OnPoint Warrant, filed herewith.
4.2	Form of OnPoint Convertible Promissory Notes, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.