Form 10-Q
period 2011-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2011-08-15
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 10,540,406.

VERTICAL HEALTH SOLUTIONS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited):
	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and the period from February 1, 2009 (inception) to June 30, 2011	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the period from February 1, 2009 (inception) to June 30, 2011	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	16

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 1A.	RISK FACTORS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4.	(REMOVED AND RESERVED)	24
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	25
SIGNATURES		27

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$411,732	$330,803
Restricted cash	75,240	—
Prepaid expenses and other current assets	45,471	24,051
Total current assets	532,443	354,854

Property and equipment, net	5,975	4,537
Software development costs	205,394	—
Intangible assets, net	83,539	238,168

Total assets	$827,351	$597,559

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$122,208	$73,974
Short term convertible notes payable	16,948	—
Accrued interest	18,513	13,467
Accrued payroll	9,360	4,682
Accrued other expenses	6,597	—
Current maturities of long-term convertible debt	165,000	205,625
Total current liabilities	338,626	297,748

Long-term convertible debt, net of current maturities	165,000	616,875
Total liabilities	503,626	914,623

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized; 10,390,406 issued and outstanding at June 30, 2011 and 7,143,113 issued and outstanding at December 31, 2010	10,391	7,143
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid in capital	3,751,053	1,926,959
Deficit accumulated during the development stage	(3,437,719)	(2,251,166)

Total stockholders’ equity (deficit)	323,725	(317,064)

Total liabilities and stockholders’ equity (deficit)	$827,351	$597,559

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period from
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(February 1, 2009) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	—	31,696	—	40,674	98,465
General and administrative	283,446	276,052	544,481	905,007	2,661,208
Merger related costs	215,924	—	323,717	—	323,717

Total operating expenses	499,370	307,748	868,198	945,681	3,083,390

Loss from operations	(499,370)	(307,748)	(868,198)	(945,681)	(3,083,390)

Other income (expense):
Interest income	282	—	420	—	607
Interest expense	(244,048)	—	(318,775)	—	(354,936)

Total other income (expense)	(243,766)	—	(318,355)	—	(354,329)

Net loss before income taxes	(743,136)	(307,748)	(1,186,553)	(945,681)	(3,437,719)

Income tax provision	—	—	—	—	—

Net loss	$(743,136)	$(307,748)	$(1,186,553)	$(945,681)	$(3,437,719)

Net loss per common share - basic and diluted	$(0.09)	$(0.03)	$(0.15)	$(0.08)

Weighted average common shares outstanding - basic and diluted	8,631,250	11,433,288	7,891,292	11,432,150

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
	Six Months	Six Months	Inception
	Ended	Ended	(February 1, 2009) to
	June 30, 2011	June 30, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(1,186,553)	$(945,681)	$(3,437,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,854	18,098	343,519
Stock-based compensation	262,640	464,488	779,592
Non-cash merger related costs	42,828	—	42,828
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(21,420)	2,068	(45,471)
Increase(decrease) in accounts payable	27,806	115,370	101,780
Increase(decrease) in accrued interest	52,026	—	65,493
Increase(decrease) in accrued payroll	4,678	32,416	9,360
Increase in accounts payable-related parties	—	293,079	966,294

Net cash used in operating activities	(549,141)	(20,162)	(1,174,324)

Cash flows used in investing activities:
Increase in restricted cash	(75,240)	—	(75,240)
Capitalized software development costs	(205,394)	—	(205,394)
Purchase of property and equipment	(2,941)	(1,971)	(12,450)
Cash received from VHS merger	1,145	—	1,145

Net cash used in investing activities	(282,430)	(1,971)	(291,939)

Cash flows provided by financing activities:
Increase in cash drawn in excess of available funds	—	40	—
Proceeds from issuance of convertible debt	525,000	—	1,347,500
Debt financing costs	(68,250)	—	(206,655)
Proceeds from sale of common stock net of issuance costs	455,750	—	737,150

Net cash provided by financing activities	912,500	40	1,877,995

Increase (decrease) in cash	80,929	(22,093)	411,732

Cash
Beginning of period	330,803	22,093	—

End of period	$411,732	$—	$411,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$223

Non-cash investing and financing activities:
Accounts payable - related parties incurred for the purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by forgiveness of debt and issuance of common stock	$—	$—	$1,066,294
Increase in deferred debt financing costs by issuing stock warrants	$44,472	$—	$113,928
Accrued interest converted to common stock	$46,980	$—	$46,980
Debt converted to common stock	$1,017,500	$—	$1,017,500
Increase in accounts payable, accrued expenses and short term convertible debt for liabilities assumed in reverse merger	$43,973	$—	$43,973

See accompanying notes to the unaudited consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

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

The accompanying financial statements include the accounts of the Company and include the acquisition of its wholly-owned subsidiary OnPoint Medical Diagnostics, Inc. (“OnPoint”) which was completed on April 15, 2011 (See Note 2 for discussion of the impact of the reverse merger.).  Intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information on OnPoint and the reverse acquisition, refer to the 2010 financial statements of OnPoint and footnotes thereto included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011.

The on-going operations of the Company will be that of OnPoint.  OnPoint is developing a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market.  OnPoint has not yet generated any revenue and is considered a development stage company as of June 30, 2011.

2.             REVERSE MERGER

VHS, a Florida corporation, and its newly-formed subsidiary, Vertical HS Acquisition Corp., a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 1, 2011, by and among OnPoint, on the one hand, and VHS and Merger Sub, on the other hand.  Pursuant to the Merger Agreement, Merger Sub, which VHS had incorporated in the state of Delaware for the purpose of completing the transaction, merged into OnPoint (the “Merger”) on April 15, 2011 (the “Closing” or the “Closing Date”) with OnPoint continuing as the surviving entity in the Merger.  As a result of the Merger, OnPoint became a wholly-owned subsidiary of the Company. Immediately prior to the merger, VHS had 44,474,973 shares of common stock outstanding.  The Company then converted certain VHS liabilities aggregating $150,000 into 133,425,011 shares of VHS common stock resulting in 177,899,984 shares outstanding.  On the merger date VHS implemented a 1 for 164 reverse stock split effectively cancelling 176,815,354 shares.  VHS then issued an additional 7,143,113 shares to existing shareholders of OnPoint in exchange for 100% of OnPoint’s outstanding shares.  In addition, OnPoint’s outstanding options, warrants and convertible notes became options, warrants and convertible notes exercisable or convertible into such number of shares of VHS common stock at an exercise or conversion price having the same economic value as prior to the Merger.  Upon completion of the merger, VHS has 8,227,743 shares of common stock outstanding.  All merger transaction costs have been expensed as incurred.

The acquisition  was treated as a recapitalization of OnPoint with OnPoint being treated as the accounting acquirer in a reverse merger.  Accordingly, the financial statements of the Company presented reflect the historical results of OnPoint prior to the Merger, and do not include the historical financial results of VHS prior to the consummation of the Merger. Stockholders’ equity (deficit) has been retroactively restated as of  December 31, 2010 to reflect the capital structure of VHS after giving effect to the Merger.  The accompanying financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 present the historical financial information of OnPoint consolidated with VHS from the date of reorganization (April 15, 2011) to June 30, 2011.

The operations of OnPoint will be the continuing operations of VHS.   In connection with the merger, OnPoint received $1,145 in cash remaining in VHS’ bank account and assumed $20,428 in accounts payable, $6,597 in accrued expenses and $16,948 in convertible short-term notes which were rewritten in the following terms:  interest at 0.21% per annum; interest and principal is payable on July 15, 2011 and due on demand thereafter; principal and accrued interest is convertible into common stock using a conversion price of 80% of the fair value of the common stock.

Pro forma financial statements have been previously disclosed in the Form 8-K filed on April 21, 2011 and the March 31, 2011 Form 10-Q filed May 16, 2011.

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

Revenue Recognition

The Company is a development stage company and has not generated any revenue from inception (February 1, 2009) through June 30, 2011.

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the six months ended June 30, 2011, the Company capitalized $205,394 of software development costs.  The software was not available for customer use at June 30, 2011 and therefore, there was no amortization.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards granted.  The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. The Company makes assumptions about complex and subjective variables and the related tax impact.  These variables include, but are not limited to, the Company’s stock price volatility and stock option exercise behaviors.  The Company recognizes the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

Net Loss per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include stock options and warrants granted and convertible debt.

For the six months ended June 30, 2011 and 2010, options, warrants, and conversion shares related to convertible debt were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions.  This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at June 30, 2011 and December 31, 2010. The Company’s remaining open tax years subject to examination include 2008, 2009 and 2010.  This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2011 and December 31, 2010.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended June 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

4.             LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2011, we incurred losses from operations of $(1,186,553). At June 30, 2011, we have cash, including restricted cash, of $486,972, an accumulated deficit of $(3,437,719) and working capital of $193,817. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the second quarter of 2011, we sold common stock of $525,000 and an additional $150,000 in July and August 2011.  We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our operating expenses.

5.             RESTRICTED CASH

At June 30, 2011, the Company had $75,240 of restricted cash being held in an escrow account relating to recent purchases of the Company’s common stock.  In order to qualify for certain state of Minnesota tax credits, the investing shareholders must obtain approval from the state of Minnesota prior to their invested funds being released to the Company.  The Company typically expects these funds to be released in 2 to 4 weeks.

6.             CONVERTIBLE DEBT

In October 2010, the Company began a $1.5 million private placement convertible debt offering.  The notes bear interest at 10% per annum and are fully convertible into common stock.  The holder can convert all or a portion of the principal and accrued interest under the notes into common shares of the Company at any time prior to payment.  For amounts not previously converted, principal will be satisfied in four equal installments commencing on September 30, 2011 and thereafter on February 29, 2012, July 31, 2012, and December 31, 2012.  Accrued interest is payable on December 31, 2011 and on each of the principal satisfaction dates.  The conversion price is the lesser of $0.65 per share or 65% of the volume weighted average price of the common stock for the twenty trading dates preceding a conversion; however, the conversion price shall not be less than $0.25 per share. The Company estimated its common stock fair value to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record.  In addition, if the Company did not complete a “reverse merger” with a public entity by March 31, 2011, the holders could demand repayment along with a penalty equal to 25% of the principal balance.  The convertible debt holders extended the completion date for the reverse merger to the closing date of April 15, 2011 and no debt holders made a demand for payment.  A total of $1,347,500 of convertible notes have been issued pursuant to this offering during fourth quarter of 2010 and first quarter of 2011.

In connection with the notes, the Company incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and the Company issued warrants to purchase 207,307 shares of the Company’s common stock to the selling agents.  The warrants have a fair market value of $113,928.  Total debt financing costs of $320,583 were capitalized and are being recognized over the term of the related convertible debt using the effective interest rate method.

On June 7, 2011, $1,017,500 of this convertible debt and $46,980 of accrued interest was converted to 1,637,663 shares of common stock.  The debt was converted at $0.65 per share, therefore, there was no contingent beneficial conversion feature that needed to be recorded.

The following is a summary of the convertible notes payable as of June 30, 2011:

Balance at December 31, 2010	$822,500
Additional proceeds received — January to March 2011	525,000
Converted to equity on June 7, 2011	(1,017,500)

Balance at June 30, 2011	$330,000

7.             STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances & Redemptions

During the second quarter of 2011, 525,000 shares of common stock along with warrants to purchase 262,500 shares of common stock were issued at $1.00 per unit price for aggregate proceeds of $455,750, net of offering costs of $69,250.  See the terms of the warrants below.  Additionally, 1,637,663 shares of common stock were issued in exchange for convertible debt ($1,017,500) and the related accrued interest ($46,980), which was converted at $0.65 per share.

Stock Purchase Warrant Grants

For warrants and options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

In connection with the private placement unit offering, 262,500 stock warrants were issued to purchasers of common stock, which have an exercise price of $2.00 per share and a term of 5 years.  In addition, 78,500 stock warrants were issued to the selling agent, which have an exercise price of $2.00 per share and a term of 5 years.  Additionally, in connection with the conversion of debt to equity on June 7, 2011, a true up calculation was performed as a result of accrued interest being converted and the selling agents were issued an additional 29,229 stock warrants which had a fair value of $16,063 and was expensed to interest expense.

As of June 30, 2011, the Company had the following warrants to purchase common stock outstanding:

Number of shares	Exercise price	Expiration
12,000	$1.00	12/31/2016
20,001	$1.00	12/31/2014
50,000	$1.00	9/21/2011
236,536	$1.00	3/2/2016
341,250	$2.00	6/7/2016
659,787

Stock Option Grants

During the six months ended June 30, 2011, the Company granted 150,000 options in March 2011 and 300,000 options during April and May 2011.

For the three months ended June 30, 2011 and  2010 and the six months ended June 30, 2011 and 2010, total stock-option compensation expense was $132,234 and $103,899; and $262,640 and $464,488;  respectively.

At June 30, 2011, total unrecognized compensation expense related to non-vested stock options granted prior to that date was $554,720, which is expected to be recognized over a weighted average period of 4 years.

The following is a summary of stock option activity under the 2011 Omnibus Incentive Compensation Plan during the six months ended June 30, 2011:

	Number	Weighted average
	of shares	exercise price

Outstanding at December 31, 2010	700,000	$1.00
Granted	150,000	1.00
Cancelled/forfeited	(100,000)	1.00

Outstanding at March 31, 2011	750,000	1.00
Granted	300,000	1.00
Canceled/forfeited	—
Outstanding at June 30, 2011	1,050,000	1.00

8.             EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2011 and 2010.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(743,136)	$(307,748)	$(1,186,553)	$(945,681)
Weighted average of common shares outstanding	8,631,250	11,433,288	7,891,292	11,432,150
Basic net earnings (loss) per share	$(0.09)	$(0.03)	$(0.15)	$(0.08)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(743,136)	$(307,748)	$(1,186,553)	$(945,681)
Weighted average of common shares outstanding	8,631,250	11,433,288	7,891,292	11,432,150
Stock options (1)	—	—	—	—
Stock warrants (2)	—	—	—	—
Convertible debt (3)	—	—	—	—
Diluted weighted average common shares outstanding	8,631,250	11,433,288	7,891,292	11,432,150
Diluted net income (loss) per share	$(0.09)	$(0.03)	$(0.15)	$(0.08)

(1)   For the three and six months ended June 30, 2011 and  2010, there were common stock equivalents attributable to outstanding stock of options of 1,050,000 and 1,800,000, respectively.  The stock options are anti-dilutive for the three and six months ended June 30, 2011 and  2010 and therefore, have been excluded from diluted earnings (loss) per share.

(2)   For the three and six months ended June 30, 2011 and  2010, there were common stock equivalents attributable to warrants of  659,787 and 82,001, respectively.  The warrants are anti-dilutive for the three and six months ended June 30, 2011 and  2010 and therefore, have been excluded from diluted earnings (loss) per share.

(3)   For the three and six months ended June 30, 2011 and  2010, there were common stock equivalents attributable to conversion shares related to the convertible debt and related accrued interest of 557,359 and none, respectively.  The conversion shares are anti-dilutive for the three and six months ended June 30, 2011 and  2010 and therefore, have been excluded from diluted earnings (loss) per share.

9.             SUBSEQUENT EVENTS

Through August 15, 2011, the Company issued 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock pursuant to the Company’s ongoing private placement offering with proceeds before issuance costs aggregating $150,000 at unit price of $1.00.  Issuance costs include fees aggregating $19,500 and issuance of 22,500 stock warrants to the selling agent.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:  our need for additional capital to fund the current level of our research and development programs; our inability to further identify, develop and achieve commercial success for new products and technologies; the development of competing diagnostic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Following the Closing Date of the Reverse Merger, OnPoint became our wholly-owned operating subsidiary.  The business of OnPoint constitutes all of our operations.  OnPoint was deemed to have been the accounting acquirer in the Reverse Merger.  Accordingly, the financial statements of the Company presented in Item 1 “Financial Statements” reflect the historical results of OnPoint prior to the Reverse Merger, and of the combined entities following the Reverse Merger, and do not include the historical financial results of VHS prior to the consummation of the Reverse Merger.  Stockholders’ equity (deficit) has been retroactively restated as of June 30, 2011 and December 31, 2010 to reflect the capital structure of VHS after giving effect to the Reverse Merger.

This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report and the financial statements of OnPoint included in our Current Report on Form 8-K, filed on April 21, 2011.  With respect to this discussion, the terms “OnPoint,” the “Company,” “we,” “us,” and “our” refer to OnPoint Medical Diagnostics, Inc.

Overview

OnPoint is a development stage company founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies developed by Mayo Clinic.

Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2011.  As of June 30, 2011, we had an accumulated deficit of $3,437,719 and anticipate incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to ready our initial product for commercial sale, enhance our technologies, and to fund future research and development.  Through June 30, 2011, we have not generated any revenue as we have devoted substantially all of our efforts to the development and commercialization of software technology.  In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.  We have identified specific strategies to grow sales and operations to meet our commercialization goals.  Prior to commercialization, we will work closely with luminaries in our target market to take our quality assurance and accreditation software through structured software release life cycles, composed of discrete phases and system testing.  These luminaries are show sites that represent customers in our target market including imaging centers, small community hospitals and large healthcare institutions

Revenue

As of June 30, 2011, we have not generated any revenue.

Software Research and Development

Our software research and development expense consists primarily of consultant costs relating to software engineers, programmers, and research related to the software.  In January of 2011,  we determined that our MRI quality assurance software technology had met the technological feasibility test and therefore, current expenditures, aggregating $205,394, to commercialize the product have been capitalized as software development costs.

General and Administrative

Our general and administrative expenses consist primarily of compensation paid to employees and related benefit expenses for business development, financial, legal and other administrative functions.   In addition, we incur external costs for professional fees for legal, patent and accounting services.  We expect that our general and administrative expenses, both internal and external, will increase as we are now a public company.

Results of Operations

Three and six months ended June 30, 2011 compared to June 30, 2010

Research and Development Expenses.  Our research and development expenses were $0 and $0 for the three and six months ended June 30, 2011 compared to $31,696 and $40,674 for the three and six months ended June 30, 2010.  The decrease was due to the fact that the Company has obtained technological feasibility and has capitalize the costs incurred for software developers and software engineers who are working on bringing the product to market.  The costs capitalized were $125,119 and $205,394 for the three and six months ended June 30, 2011.   We anticipate development costs will increase as we secure the necessary funding so we are able to accelerate our software development process.

General and Administrative Expenses.  Our general and administrative expenses were $283,446 and $544,481 for the three and six months ended June 30, 2011 compared to $276,052 and $905,007 for the three and six months ended June

30, 2010.  We anticipate that general and administrative expenses will increase as we begin to incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.  Payroll expenses for 2011 are $115,000 greater than 2010.  Accounting and legal expenses are $50,000 greater than 2010.  Insurance expense is $15,000 greater than 2010.  A large part of our general and administrative expenses is for stock options.  Stock option expense was $116,170 and $246,576 for the three and six months ended June 30, 2011 compared to $103,899 and $464,488 for the three and six months ended June 30, 2010.

Merger Related Costs.  Merger related costs were $215,924 and $323,717 for the three and six months ended June 30, 2011 and $0 and $0 for the three and six months ended June 30, 2010.  The merger and related expenses were incurred for the merger with VHS and OnPoint that occurred on April 15, 2011.

Interest Expense.  Interest expense was $244,048 and $318,775 for the three and six months ended June 30, 2011 compared to $0 and $0 for the three and six months ended June 30, 2010.  In October, 2010, we entered into a 10% convertible debt financing agreement with certain of our investors, which provided for $1,347,500 in funding.  In connection with the notes, we incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and we issued warrants to purchase 207,307 of our common shares to the selling agents.  The warrants have a relative fair market value of $113,928.

Total debt financing costs of $320,583 were capitalized and are being amortized over the term of the related convertible debt using the effective interest rate method.  There was no debt outstanding for the six months ending June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had cash and restricted cash of $486,972 and working capital of $193,817. Through June 30, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $2,192,500.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations through October 31, 2011.

Our outstanding convertible notes have a mandatory conversion feature whereby the outstanding principal amount automatically, and without any further action by the noteholders, convert to common stock.  In addition, the holders of such convertible notes have the option to convert the accrued but unpaid interest on such convertible notes into shares of common stock.  Therefore, the only financial obligation associated with these notes would occur if the noteholders elect to receive accrued interest in cash in lieu of shares of our common stock. On June 7, 2011, debt holders converted $1,017,500 of convertible debt plus accrued interest of $46,980 resulting in $330,000 in principal remaining outstanding at June 30, 2011.

We expect that substantially all of our revenue for the foreseeable future will come from subscription agreements, professional services and the sale of securities.  We are subject to those risks associated with any software company.  There can be no assurance that our development projects will be successful, or that any product will be commercially viable.  In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants.  In order to fund our operations and to commercialize our products, additional equity and/or debt financing will be required.  There is no assurance that such financing will be available to us as needed or at all.

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

Research and Development

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products, which will generally range from two to six years.  During the three months ended June 30, 2011, we capitalized $125,119 of software development costs.  The software was not available for customer use at June 30, 2011 and therefore, there was no amortization.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions.  This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at June 30, 2011 and December 31, 2010. Our remaining open tax years subject to examination include the periods 2008, 2009, and 2010.  This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

We have recorded a full valuation allowance against our deferred tax assets at June 30, 2011 and December 31, 2010.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments.  We have no material currency exchange or interest rate risk exposure as of June 30, 2011.  Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4.          CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

(c)           OnPoint Acquisition.  On April 15, 2011, we acquired OnPoint through a reverse acquisition.  We are in the process of integrating OnPoint.  Our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures.  Due to the significance of this acquisition and the limited period of time since the acquisition date, we did not have sufficient resources available to assess the internal controls of OnPoint for the quarter ended June 30, 2011.  Therefore, we excluded OnPoint from our evaluation of internal controls over financial reporting contained in this quarterly report.  However, management considers the OnPoint acquisition material to the results of operations, cash flows and financial positions of the Company and believes that the disclosure controls and procedures of OnPoint will have a material effect on internal controls over financial reporting.  OnPoint will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2011.

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

Our audited financial statements for the year ended December 31, 2010, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no revenues and have incurred cumulative net losses of $3,437,719 through June 30, 2011. As a result, our independent registered public accounting firm in their audit report on our 2010 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We are a development stage company.  We have incurred losses since inception and expect to incur significant net losses in the foreseeable future and may never become profitable.

We are in the development stage and have a limited operating history for you to consider in evaluating our business and prospects.  We have not yet generated any sales or net income.  We have incurred operating losses since inception and expect to incur significant net losses in the foreseeable future.  There can be no assurance that we will be able to generate significant revenues from the sales of current or future products. Our ability to achieve profitability will depend on, among other things, our success in selling our products, managing our expense levels and quickly integrating newly-hired personnel, including management.

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

At June 30, 2011, we had cash and cash equivalents of $486,972 and working capital of $193,817. Through June 30, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible debt securities totaling $2,192,500.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through October 31, 2011.

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

The MRI quality assurance software is currently functional and has been used by Mayo Clinic.  Since the MRI quality assurance software is currently customer specific, we will need to create a more extensible and configurable platform by updating the existing user interface, re-writing the reporting framework and extending the database for broader commercial use.  We are using the services of consultants to make such changes.  Software development always involves uncertainty as to the length of time and cost associated with making needed developments and modifications.  Delays in effecting the development and modifications may have significant adverse affects on our business.

Our success is dependent on market acceptance of our products.

Our ability to gain market acceptance and to grow will largely depend upon our success in effectively and efficiently communicating product benefits to the key buyer groups and distinguishing our products from other similar products.  To gain market share, we must also overcome the established relationships between other service providers and customers.  We cannot assure you that we will be able to achieve success, to gain market acceptance and to grow.  Our failure to achieve market acceptance of our products would have a material adverse effect on our business, financial condition and results of operations.

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Prior to March 2009, OnPoint was a wholly owned subsidiary of Healthcare IP Partners.  In March 2009, Healthcare IP Partners distributed certain shares of OnPoint owned by Healthcare IP Partners to the individual stockholders of Healthcare IP Partners (other than the founders), referred to herein as the Initial Distribution.

In September 2010, shares of OnPoint were issued to Healthcare IP Partners in settlement of $500,000 outstanding debt of OnPoint owed to Healthcare IP Partners, which shares were then distributed with the remaining shares of OnPoint owned by Healthcare IP Partners to the individual stockholders of Healthcare IP Partners (other than the founders), referred to herein as the Second Distribution.  This debt consisted of a one-time pre-formation charge, miscellaneous start-up costs, and monthly shared services/consulting fees. The debt settlement was necessary to eliminate the outstanding debt on the balance sheet in order for OnPoint to raise additional capital.

The Initial Distribution and the Second Distribution are referred to herein as the Restructuring.  Following the Restructuring, Healthcare IP Partners did not own any shares of OnPoint and there were no remaining liabilities due Healthcare IP Partners from OnPoint.  However, there is always a remote possibility that an unknown liability was not properly settled with this Restructuring.  If there are any remaining potential unknown liabilities, we do not believe such liabilities would be material to our financial statements.

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

The industry could develop new competitors that may have longer operating histories, established ties to customers, greater brand awareness and well-accepted products. These competitors in the market space could have greater financial, technical and marketing resources. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop alternatives that are competitive with our products.

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

Our ability to manage growth will affect our management systems, infrastructure and resources.

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

Our success will depend in large part upon the key personnel we intend to hire.  At this time, we have only our Chief Executive Officer, William Cavanaugh, our Interim Chief Financial Officer, Mark Steege, and our Chief Technology Officer, Chris Hafey, in place as part of our management team.  We intend to recruit other key members of the management team.  If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

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

We may be subject to potential product liability and other claims and we may not have the insurance or other resources to cover the costs of any successful claims.

Defects in our products could subject us to potential product liability claims that our products caused some harm to the human body.  Our product liability insurance may not be adequate to cover future claims.  Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available at all.  Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm.  A successful claim brought against us in excess of any insurance coverage could significantly harm our business and financial condition.

Risks Related to Our Common Stock

We expect an illiquid market for our common stock.

The shares for our common stock are currently subject to very limited trading.  We are unable to predict if a trading market will develop and be sustained following the completion of the Merger on April 15, 2011, but we expect any such market to involve limited liquidity for some period of time.

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

Because OnPoint became a public company as a result of the Merger and not a public offering, we may not attract the attention of major brokerage firms and, as a public company, will incur substantial expenses.

As a result of the Merger, OnPoint became a publicly-traded company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws. The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if it were a privately-held company. Security analysts of major brokerage firms may not provide coverage of our business. No assurance can be given that brokerage firms will undertake to make a market for our common stock in the future.

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

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market or exercise price of less than $5 per share, subject to specific exemptions. Initially, the market price of our common stock is less than $5 per share and therefore is designated a “penny stock” under SEC rules. This designation requires any broker or dealer selling our common stock to disclose certain information about the transaction, obtain a written agreement from the investor and determine that the investment in our common stock by the investor is a reasonably suitable investment for such investor. These rules may restrict the ability of brokers or dealers to sell our common stock and, as a result, may affect the ability of investors to sell their shares. In addition, unless and until our common stock is listed for trading on the American Stock Exchange or NASDAQ Capital Market or similar market, investors may find it difficult to obtain accurate quotations of the price of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of your investment.

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

As of June 30, 2011, we have 557,359 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.65 per share), 659,787 shares of common stock issuable upon exercise of outstanding warrants and 1,050,000 shares of common stock issuable upon exercise of outstanding options.  In addition, we will be entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of June 30, 2011, our officers and directors will beneficially own approximately 25% of our outstanding common stock (assuming none of our remaining notes are converted).  In addition, certain of existing stockholders will beneficially own more than 10% of our common stock following the Merger.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us.  Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reverse Merger

On February 1, 2011, VHS, OnPoint and Merger Sub entered into the Reverse Merger Agreement.  Pursuant to the Reverse Merger Agreement, Merger Sub merged into OnPoint on April 15, 2011 with OnPoint continuing as the surviving entity in the Merger.

As a result of the Reverse Merger, each share of capital stock of OnPoint was converted into one share of common stock of VHS.  Immediately following the Merger, VHS owned 100% of the outstanding capital stock of OnPoint.  In connection with the Reverse Merger, VHS issued an aggregate of 7,143,113 shares of common stock.  Of the 7,143,113 shares of common stock to be issued to shareholders of OnPoint, 1,000,000 shares of common stock (the “Escrow Shares”) were delivered to Private Bank Minnesota (the “Escrow Agent”) and held in escrow pursuant to the Reverse Merger Agreement and the terms of the share escrow agreement, dated April 15, 2011, among the Escrow Agent, OnPoint, and VHS (the “Escrow Agreement”).  The Escrow Shares will be disbursed to the shareholders of OnPoint upon receipt by VHS of an aggregate of $1,000,000 in equity financing (the “Equity Release Amount”); provided, the Equity Release Amount is received on or before December 31, 2011.  If the Equity Release Amount is received on or before December 31, 2011, the shares of common stock held in the Escrow Fund shall be distributed to the shareholders of OnPoint pro rata based on such shareholders percentage ownership immediately prior to the Effective Time.  If the Equity Release Amount is not received on or before December 31, 2011, the Escrow Shares shall be released by the Escrow Agent to VHS on January 1, 2012 and shall thereafter be cancelled by VHS.

The issuance of common stock in connection with the Reverse Merger was exempt from registration under Section 4(2) of the Securities Act.

Initial Closing of Private Placement

On June 7, 2011, VHS completed the initial closing of a private placement to accredited investors of 525,000 units, at a purchase price of $1.00 per unit, for approximately $525,000 in gross proceeds. Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock.  Pursuant to a Confidential Private Placement Memorandum, VHS issued an aggregate of approximately 525,000 shares of common stock, together with warrants to purchase approximately 262,500 shares of common stock at an exercise price of $2.00 per share.

In connection with this offering, the Company engaged Emergent Financial Group, Inc. to act as exclusive placement agent (the “Placement Agent”). The Placement Agent received commissions of 10% of the gross proceeds of the offering and a corporate finance fee of 3% of the gross proceeds of the offering for providing certain services as Placement Agent.  The Placement Agent will also receive a five-year warrant to buy a number of shares of common stock equal to 10% of the number of shares of common stock sold in the offering and the shares of common stock that may be issued upon the exercise of warrants sold in the offering, subject to certain limitations (the “Placement Agent Warrant”).  The Placement Agent Warrant will have an exercise price of $2.00 per share and will be issued at the final closing of the offering.  In addition, the Placement Agent will be reimbursed, on an accountable basis, for up to $15,000 of its fees and expenses in connection with the offering.

Additional closings of the offering may be held until the earlier of August 15, 2011 or the completion of the sale of up to an aggregate maximum gross proceeds of $5,000,000.  The net proceeds of the offering shall be used (i) to support the development and commercialization of MRI quality assurance software technologies; (ii) to support the development and commercialization of quality assurance software technologies for additional diagnostic modalities; and (iii) for general corporate purposes.

The securities sold in the Offering were exempt from registration under Section 4(2) of the Securities Act

Conversion of 10% Notes

On June 7, 2011, the Company entered into a bridge note conversion agreement with certain of its existing bridge note holders to convert all or a portion of the outstanding principal balance (plus accrued interest) of such holders’ 10% conversion promissory notes (the “10% Notes”) into shares of common stock at a conversion price of $0.65 per share.  In consideration for conversion, the Company provided such holders with registration rights.  Holders of $1,017,500 of 10% Notes have converted their 10% Notes into 1,637,663 shares of common stock.  As of June 30, 2011, there were $330,000 of 10% Notes outstanding.

The securities issued in connection with the bridge note conversion agreement were exempt from registration under Section 4(2) of the Securities Act

Amendment to Selling Agent Agreement

On June 28, 2011, VHS, OnPoint and Emergent Financial Group, Inc. (“Emergent”) entered into an amendment (the “Amendment”) to the Selling Agency Agreement (as defined below) in order to finalize the number of shares of our common stock underlying the Selling Agent Warrants (as defined below) to which Emergent was entitled.  Pursuant to the Amendment, Emergent received Selling Agent Warrants to purchase an aggregate of 236,537 shares of our common stock at an exercise price of $1.00 per share.  The Selling Agent Warrants expire on March 2, 2016.

By way of background, on September 10, 2010, OnPoint and Emergent entered into a selling agency agreement (the “Selling Agency Agreement”) relating to the private placement of $1,347,500 of the 10% Notes whereby Emergent agreed to act as OnPoint’s agent for such offer and sale. Pursuant to the terms of the Selling Agency Agreement, Emergent was eligible to receive commissions of 10% of the principal amount of the 10% Notes and a non-accountable expense allowance of 3% of the principal amount of the 10% Notes for providing services as selling agent.  Emergent was also entitled to receive a five-year warrant exercisable for 10% of the maximum number of shares which may be issued upon conversion of the principal and accrued interest of the 10% Notes at the rate of $0.65 per share, with an exercise price of $1.00 per share (the “Selling Agent Warrants”).  Pursuant to the terms of the Selling Agency Agreement, Emergent was paid $134,750 in commissions and $40,425 as a non-accountable expense allowance.

As previously disclosed, on June 7, 2011 the Company entered into a bridge note conversion agreement with certain holders of the 10% Notes to convert all or a portion of the outstanding principal balance (plus accrued interest) of such holders’ 10% Notes into shares of common stock, at a conversion price of $0.65 per share.  Holders of $1,017,500 of 10% Notes converted their 10% Notes into 1,637,663 shares of common stock.  As a result of such conversion, the parties were able to finalize the number of shares to which Emergent was entitled pursuant to the Selling Agency Agreement.

The issuance of securities in connection with the Amendment was exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Nos.

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

4.2	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.1+

Restated and Amended License Agreement, effective as of November 12, 2010, between Mayo Foundation for Medical Education and Research and OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.2	2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.3

Form of 2011 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.4

Form of 2011 Omnibus Incentive Compensation Plan Incentive Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.5

Share Escrow Agreement, dated April 15, 2011, by and among the Company, OnPoint and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.6	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.7	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.8

Placement Agency Agreement, dated March 3, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.9

PIPE Escrow Agreement, dated March 3, 2011, by and among Vertical Health Solutions, Inc., OnPoint Medical Diagnostics, Inc. and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.10	Form of Bridge Note Conversion Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.11

Final Amendment to the Selling Agency Agreement, dated June 28, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 5, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

+              Confidential Treatment Requested.  Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: August 15, 2011	By:	/s/ William T. Cavanaugh
	Name:	William T. Cavanaugh
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ Mark Steege
	Name:	Mark Steege
	Title:	Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Nos.

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

4.2	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.1+

Restated and Amended License Agreement, effective as of November 12, 2010, between Mayo Foundation for Medical Education and Research and OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.2	2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.3

Form of 2011 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.4

Form of 2011 Omnibus Incentive Compensation Plan Incentive Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.5

Share Escrow Agreement, dated April 15, 2011, by and among the Company, OnPoint and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.6	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.7	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.8

Placement Agency Agreement, dated March 3, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.9

PIPE Escrow Agreement, dated March 3, 2011, by and among Vertical Health Solutions, Inc., OnPoint Medical Diagnostics, Inc. and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.10	Form of Bridge Note Conversion Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.11

Final Amendment to the Selling Agency Agreement, dated June 28, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 5, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

+              Confidential Treatment Requested.  Confidential Materials omitted and filed separately with the Securities and Exchange Commission.