Form 10-Q/A
period 2011-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2011-08-25
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 10,390,406.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Vertical Health Solutions, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document, furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase, furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

+              Confidential Treatment Requested.  Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: August 25, 2011	By:	/s/ William T. Cavanaugh
	Name:	William T. Cavanaugh
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 25, 2011	By:	/s/ Mark Steege
	Name:	Mark Steege
	Title:	Chief Financial Officer
(principal financial and accounting officer)