Form 10-K/A
period 2010-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2011-09-20
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K filed by Vertical Health Solutions, Inc. on March 16, 2011 (the “Annual Report”) to revise the disclosure under the heading “Evaluation of Disclosure Controls and Procedures” under “Item 9A. Controls and Procedures”. The disclosure was amended to consistently state management’s conclusion that, at December 31, 2010, the Registrant’s Disclosure Controls and Procedures were not effective.

No other item or disclosure appearing in the Annual Report is affected by this Amendment. This report on Form 10-K/A is presented as of the filing date of the Annual Report and does not reflect events occurring after that date, or modify or update other items or disclosures in the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report and our other filings with the SEC.

In this Amendment, “the Company,” “we”, “us” and “our” refer to Vertical Health Solutions, Inc. and its subsidiaries.

PART II

Item 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2010, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting were not effective as of December 31, 2010 based on such criteria due to the Company’s lack of internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review and audit process, management believes that the financial statements and other information presented herewith are materially correct.

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

PART IV

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: September 20, 2011	By:	/S/ WILLIAM T. CAVANAUGH
William T. Cavanaugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM CAVANAUGH	President, Chief Executive Officer and Director	September 20, 2011
William T. Cavanaugh	(Principal Executive Officer)

/S/ MARK STEEGE	Interim Chief Financial Officer, Treasurer and Secretary	September 20, 2011
Mark Steege	(Principal Financial and Accounting Officer)

/S/ GUS CHAFOULIAS	Director	September 20, 2011
Gus Chafoulias

/S/ GEORGE DANKO	Director	September 20, 2011
George Danko

/S/ BLAKE WHITNEY	Director	September 20, 2011
Blake Whitney

/S/ RICHARD LINDSTROM	Director	September 20, 2011
Richard Lindstrom

/S/ TOM TOMLINSON	Director	September 20, 2011
Tom Tomlinson