Form 10-Q/A
period 2011-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2011-09-20
CIK 1163332

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q/A amends and restates in its entirety the Quarterly Report on Form 10-Q filed by Vertical Health Solutions, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Filing”).  On June 17, 2011, the Company received a comment letter from the staff of the SEC on the Original Filing (the “Original Comment Letter”).  On July 7, 2011, the Company responded to the Original Comment Letter and supplementally provided the SEC with a revised copy of the Original Filing (the “Supplemental Response”).  On August 26, 2011, the Company received a comment letter on the Supplemental Response (the “Second Comment Letter”; and together with the Original Comment Letter, the “Comment Letters”).  This Amendment reflects changes made in response to comments we received from the SEC in the Comment Letters.

Unless otherwise indicated in this report, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

VERTICAL HEALTH SOLUTIONS, INC.

VERTICAL HEALTH SOLUTIONS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$10,375	$4,856
Total current assets	10,375	4,856

Property and equipment, net	—	—

Total assets	$10,375	$4,856

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$28,772	$34,901
Accrued expenses, related parties	27,097	41,967
Notes payable	136,103	125,000
Total current liabilities	191,972	201,868

Long-term liabilties	—	—

Total liabilities	191,972	201,868

Stockholders’ deficit:
Common stock, $0.001 par value, 250,000,000 shares authorized; 271,189 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	271	271
Preferred stock, 5,000,000 authorized and undesignated at March 31, 2011 and December 31, 2010	—	—
Additional paid in capital	2,816,057	2,816,057
Accumulated deficit	(2,997,925)	(3,013,340)

Total stockholders’ deficit	(181,597)	(197,012)

Total liabilities and stockholders’ deficit	$10,375	$4,856

See accompanying notes to financial statements

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)

Revenues	$—	$—

Operating expenses:
Selling, general & admistrative	4,585	27,749

Total operating expenses	4,585	27,749

Loss from operations	(4,585)	(27,749)

Other income	20,000	—
Net income (loss) before income taxes	15,415	(27,749)

Income tax provision	—	—

Net income (loss)	$15,415	$(27,749)

Net income (loss) per common share - basic and diluted	$0.06	$(0.10)

Weighted average common shares outstanding - basic and diluted	271,189	271,189

See accompanying notes to financial statements

VERTICAL HEALTH SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$15,415	$(27,749)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	(6,129)	15,887
Increase (decrease) in accrued expenses	(3,767)	2,500

Net cash from (used in) operating activities	5,519	(9,362)

Cash flows provided by financing activities:
Increase in due to related parties	—	8,000

Net cash provided by financing activities	—	8,000

Increase (decrease) in cash	5,519	(1,362)

Cash
Beginning of period	4,856	2,932

End of period	$10,375	$1,570

Non-cash financing activities:
Accrued expenses converted to notes payable	$11,103	$—

See accompanying notes to financial statements

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of December 31, 2010 and the year then ended including notes thereto.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable.  When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows.  A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment.  The impairment write-down would be the difference between the carrying amounts and the fair value of these assets.  Losses on impairment are recognized by a charge to earnings.  Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.  There were no impairment losses recorded during the three months ended March 31, 2011 or 2010.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2011, as well as the reported amounts of revenues and expenses for the three months ended March 31, 2011 and 2010.  The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped and title passes to the customer.  Revenue is recorded net of any discounts, allowances, returns or credits.  Returns are allowed for certain products and are subject to a restocking fee.  The Company did not have any sales for the three months ended March 31, 2011 and 2010.

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

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical activity.

For the three months ended March 31, 2011 and 2010, the Company has not awarded any share-based payments.

Non-Employee Stock-Based Compensation

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

For the three months ended March 31, 2011 and 2010, the Company has not awarded any non-employee stock based compensation.

Advertising Costs

The Company charges advertising costs to expense as incurred.  Advertising expense was $0 for each of the three months ended March 31, 2011 and 2010.

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Deposits, Accounts Payable, Accrued Expenses and Notes Payable: The carrying amounts reported in the balance sheet for deposits, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Recent accounting pronouncements

There are no recent accounting pronouncements issued by FASB (including EITF), the AICPA, the PCAOB and the SEC that did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.             EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations.  Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  There were no items that were considered potentially dilutive related to the fully diluted share calculation at March 31, 2011 and 2010.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

Numerator:
Net income (loss)	$15,415	$(27,749)
Less preferred stock dividend and accreted dividends	—	—
Net income (loss) available to common stockholders	$15,415	$(27,749)

Denominator:
Weighted average basic shares outstanding	271,189	271,189
Stock options	—	—
Warrants	—	—
Weighted average fully diluted shares outstanding	271,189	271,189

Net income (loss) per common share — Basic and diluted	$.06	$(0.10)

4.             ACCRUED EXPENSES, RELATED PARTIES

As of March 31, 2011 and December 31, 2010, the Company had an outstanding obligation to Steve Watters, Chief Executive and Financial Officer in the amount of $26,000 and $21,000, respectively for services rendered.

Additionally as of March 31, 2011 and December 31, 2010, the Company owed Steve Watters accrued interest on his note payable in the amount of $1,097, which is referred to in note 5 below.

5.             NOTE PAYABLE

As of March 31, 2011 and December 31, 2010, the Company had an outstanding 10% note payable-related party to Steve Watters, Chief Executive and Financial Officer in the amount of $25,000 for operating capital.  This note is due on demand and is unsecured.  On April 15, 2011, the note was converted into 271,189 shares of the Company’s common stock.

As of March 31, 2011 and December 31, 2010, the Company had an outstanding related party obligation to Vitality Sytems in the amount of $11,103 and $0, respectively for business expenses paid on behalf of the Company.  At December 31, 2010, the obligation to Vitality Systems was recorded in accrued expenses in the amount of $10,370.  As of March 31, 2011, the outstanding balance of $11,103 was converted to a note payable.

On February 1, 2009, the Company received $100,000 in exchange for a non-recourse note payable from a third-party.  The note is non-interest bearing, unsecured and due on demand.  On April 15, 2011, the note was converted into 542,378 shares of the Company’s common stock.

6.             INCOME TAXES

Income tax expense (benefit) for the period ended March 31, 2011 and 2010 is as follows:

	2011	2010

Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit)	—	—

Income tax expense (benefit)	$—	$—

Income taxes for the three months ended March 31, 2011 and 2010 differs from the amounts computed by applying the effective income tax rate of 34% to the loss before income taxes as a result of the following:

	2011	2010

Computed tax expense (benefit) at the statutory rate 34%	$5,200	$(9,400)
Valuation reserve	(5,200)	9,400
Current income tax expense (benefit)	$—	$—

Deferred tax assets:
Net operating loss carryforward	$692,900	$680,100
Less valuation allowance	(692,900)	(680,100)
Gross deferred tax asset	—	—
Gross deferred tax liability	—	—
Net deferred tax asset	$—	$—

The Company has available at March 31, 2011, approximately $1,977,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2021 to 2030.  These carryforwards may be limited based on the IRS code section 382.

7.             GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Vertical Health Solutions, Inc. (VHS) as a going concern.  However, VHS has sustained operating losses in recent years and following the sale of Drug Depot has no operating revenue.  Further for the three months ended March 31, 2011, VHS had negative working capital of $181,597.  The Company has incurred losses in previous years resulting in an accumulated deficit of $2,997,925.  These factors raise substantial doubt about the ability of Vertical Health Solutions, Inc. to continue as a going concern.

The financial statements do not include any adjustments to reflet the possible future effects on the recoverability and classification of assets and the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8.             REVERSE STOCK SPLIT

On March 31, 2011 in contemplation of the reverse merger that took place on April 15, 2011 (see subsequent events footnote 9), the Company had a 1 for 164 reverse split of its common stock.  This reverse split has been restrospectively reflected for all periods presented in the financial statements.

9.             SUBSEQUENT EVENTS

The Company, and its newly-formed subsidiary, Vertical HS Acquisition Corp., a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 1, 2011, by and among, OnPoint Medical Diagnostics, Inc., a privately-held Minnesota corporation (“OnPoint”), on the one hand, and VHS and Merger Sub, on the other hand.  Pursuant to the Merger Agreement, Merger Sub, which we recently had incorporated for the purpose of completing the transaction, merged into OnPoint (the “Merger”) on April 15, 2011 (the “Closing” or the

“Closing Date”) with OnPoint continuing as the surviving entity in the Merger.

As a result of the Merger, OnPoint became a wholly-owned subsidiary of the Company.  After receiving the requisite approval of the stockholders of OnPoint pursuant to a Written Consent and Waiver of Stockholders (the “Written Consent”), the Certificate of Merger was filed with the State of Minnesota and the State of Delaware on April 15, 2011, at which time the Merger was deemed effective (the “Effective Time”).  At the Effective Time, each share of capital stock of OnPoint was converted into one share of common stock, par value $0.001 per share, of VHS (the “Common Stock”).  In addition, each outstanding convertible note, option and warrant to acquire shares of capital stock of OnPoint became a convertible note, option or warrant convertible or exercisable into shares of Common Stock at the same conversion or exercise price.

Immediately following the Merger, we owned 100% of the outstanding capital stock of OnPoint.  In connection with the Merger, we issued an aggregate of 7,143,113 shares of Common Stock, after taking into account the shares of common stock, par value $0.01 per share, of OnPoint (the “OnPoint Stock”), which resulted in a change in control of our ownership, management and our board of directors (the “Board of Directors”).  Of the 7,143,113 shares of Common Stock to be issued to shareholders of OnPoint at the Effective Time of the Merger, 1,000,000 shares of Common Stock (the “Escrow Shares”) were delivered to Private Bank Minnesota (the “Escrow Agent”) and held in escrow pursuant to the Merger Agreement and the terms of the share escrow agreement, dated April 15, 2011, among the Escrow Agent, OnPoint, and VHS (the “Escrow Agreement”).  The Escrow Shares will be disbursed to the shareholders of OnPoint upon receipt by VHS of an aggregate of $1,000,000 in equity financing (the “Equity Release Amount”); provided, the Equity Release Amount is received on or before December 31, 2011.  If the Equity Release Amount is received on or before December 31, 2011, the shares of Common Stock held in the Escrow Fund shall be distributed to the shareholders of OnPoint pro rata based on such shareholders percentage ownership immediately prior to the Effective Time.  If the Equity Release Amount is not received on or before December 31, 2011, the Escrow Shares shall be released by the Escrow Agent to VHS on January 1, 2012 and shall thereafter be cancelled by VHS.

For more information on this reverse acquisition, see the Company’s Form 8-K filing which was filed with the SEC on April 21, 2011, as amended on September 20, 2011.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:  our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies; the development of competing diagnostic products; our ability to protect our proprietary technologies; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.  All subsequent forward-looking statements attributable to Vertical Health Solutions, Inc., referred to herein as VHS, or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

The Company is currently operating as a public shell and does not generate revenues or produce products.

Selling, general and administrative costs include professional fees and consulting expenses and other minor costs.

Recent Developments

On February 1, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among OnPoint Medical Diagnostics, Inc., a Minnesota corporation, or referred to herein as OnPoint, the Company and Vertical HS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of VHS, referred to herein as Merger Sub. Pursuant to the Merger Agreement, on the closing date of the merger, the Merger Sub will merge with and into OnPoint, which will be the surviving company and a wholly-owned subsidiary of the Company, referred to herein as the Merger.

OnPoint was founded to commercialize MRI quality assurance software and technologies developed by Mayo Clinic. OnPoint is a development stage company leveraging technology and intelligent systems to assist the healthcare industry in delivering high quality medical images in a safe, consistent and efficient manner. These technology and intelligent systems will be delivered in a Software-as-a-Service (SaaS) model, deployed in the cloud and are expected to exceed the accreditation standards required by law.  OnPoint believes its comprehensive software service will detect gradual degradation in image quality, saves time and money by improving consistency and reliability, and facilitates proactive preventative maintenance that minimizes unplanned downtime.

As a condition to the Merger Agreement, the Company must complete a reverse stock split of its outstanding shares of common stock on a one-for-164 basis prior to closing of the Merger, referred to herein as the Reverse Stock Split, such that immediately prior to the Merger, the Company will have no more than 1,084,756 shares of common stock outstanding. The following information assumes completion of the Reverse Stock Split. Pursuant to the Merger Agreement, upon completion of the Merger, the Company will issue an aggregate of 7,143,113 shares of the Company’s common stock, referred to herein as the Acquisition Shares, to the shareholders of OnPoint in exchange for 100% of the issued and outstanding capital stock of OnPoint. In addition, up to 2,803,847 shares of the Company’s common stock may be issued upon conversion of outstanding OnPoint promissory notes (at an assumed conversion price of $0.65 per share), up to 289,308 shares of the Company’s common stock may be issued upon exercise of warrants currently issued to purchase OnPoint common stock (at an exercise price of $1.00 per share), and up to 750,000 shares of the Company’s common stock may be issued upon exercise of options currently issued to purchase OnPoint common stock (at an exercise price of $1.00 per share). Of the 7,143,113 Acquisition Shares, 1,000,000 shares will be placed in escrow. Such shares will be released to the OnPoint stockholders in the event the Company obtains an aggregate of $1,000,000 of equity financing on or before December 31, 2011. If such financing is not completed on or before December 31, 2011, the 1,000,000 shares will be cancelled.

Upon consummation of the Reverse Stock Split, the holders of certain promissory notes and other Company obligations aggregating $150,000 will convert such notes into 813,567 shares of the Company’s common stock. The merger closed on April 15, 2011 and accordingly, these notes were converted.  For more information on this reverse acquisition, see the Company’s Form 8-K filing which was filed with the SEC on April 21, 2011, as amended on September 20, 2011.

Results of Operations

Three months ended March 31, 2011 compared to March 31, 2010

Operating expenses.  The Company incurred operating expenses of $4,585 for the three months ended March 31, 2011, a decrease of $23,164, compared to $27,749 for the three months ended March 31, 2010.  The decrease is a result of reduction in the audit fees and lack of SEC amendments that were filed.

Other income.  In connection with the reverse merger agreement signed on February 1, 2011 with OnPoint Medical Diagnostics, Inc., OnPoint agreed to remit $20,000 to the Company to be used for merger related expenses.  This was non-refundable and was therefore recorded as non-operating other income by the Company during the three months ended March 31, 2011.

The Company had no income tax provision for the three months ended March 31, 2011 and 2010.  No tax benefit has been provided due to the uncertainty in the utilization of the loss carryforwards.  These net operating losses may be carried forward for up to 20 years.

Net income (loss) per share.  Net income (loss) per share for the three months ended March 31, 2011 and 2010 were $0.06 and ($0.10) respectively.

Inflation; Seasonality.  Management believes that there was no material effect on operations or financial condition of the Company as a result of inflation for the three months ended March 31, 2011 and 2010.

Financial Condition, Liquidity and Capital Resources

The Company has $10,375 of cash and a working capital deficit of $181,597 at March 31, 2011, compared to cash of $4,856 and a working capital deficit of $197,012 at December 31, 2010.

Net cash from (used by) operating activities was $5,519 and ($9,362) for the three months ended March 31, 2011 and 2010, respectively.  The decrease in cash used was primarily attributable to the change in accounts payable and accrued expenses and the $20,000 non-refundable payment received from OnPoint for merger expenses during the three months ended March 31, 2011.

Net cash provided by financing activities was $0 and $8,000 for the three months ended March 31, 2011 and 2010.  The decrease was primarily attributable to the issuance of a note payable in 2010.

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

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures aas defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2011, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company’s management knows of no material existing or pending legal proceedings or claims against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit No.

10.1

Agreement and Plan of Merger, dated February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2011).

10.2	Form of Note Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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
(principal financial and accounting officer)

Dated:  September 20, 2011

EXHIBIT INDEX

Exhibit No.

10.1

Agreement and Plan of Merger, dated February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2011).

10.2	Form of Note Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.