Form 10-Q/A
period 2011-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2011-09-20
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-3635262
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7760 France Avenue South, 11th Floor, Minneapolis, MN  55435

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q filed by Vertical Health Solutions, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 15, 2011, as amended on August 25, 2011 (the “Original Filing”).  On June 17, 2011, the Company received a comment letter from the staff of the SEC on the Original Filing (the “Original Comment Letter”).  On July 7, 2011, the Company responded to the Original Comment Letter (the “Supplemental Response”).  On August 26, 2011, the Company received a comment letter on the Supplemental Response (the “Second Comment Letter”; and together with the Original Comment Letter, the “Comment Letters”).  The following items have been amended to reflect changes made in response to comments we received from the SEC in the Comment Letters:

•                  Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part II — Item 1A — Risk Factors

•                  Part II — Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

•                  Part II — Item 6 — Exhibits

Except for the items described above, no other changes have been made to any other items in the Original Filing.

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

VERTICAL HEALTH SOLUTIONS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited):
	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and the period from February 1, 2009 (inception) to June 30, 2011	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the period from February 1, 2009 (inception) to June 30, 2011	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	16

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 1A.	RISK FACTORS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4.	(REMOVED AND RESERVED)	25
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	25
SIGNATURES		28

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$411,732	$330,803
Restricted cash	75,240	—
Prepaid expenses and other current assets	45,471	24,051
Total current assets	532,443	354,854

Property and equipment, net	5,975	4,537
Software development costs	205,394	—
Intangible assets, net	83,539	238,168

Total assets	$827,351	$597,559

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$122,208	$73,974
Short term convertible notes payable	16,948	—
Accrued interest	18,513	13,467
Accrued payroll	9,360	4,682
Accrued other expenses	6,597	—
Current maturities of long-term convertible debt	165,000	205,625
Total current liabilities	338,626	297,748

Long-term convertible debt, net of current maturities	165,000	616,875
Total liabilities	503,626	914,623

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized; 10,390,532 issued and outstanding at June 30, 2011 and 7,143,113 issued and outstanding at December 31, 2010	10,391	7,143
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid in capital	3,751,053	1,926,959
Deficit accumulated during the development stage	(3,437,719)	(2,251,166)

Total stockholders’ equity (deficit)	323,725	(317,064)

Total liabilities and stockholders’ equity (deficit)	$827,351	$597,559

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

Pro forma financial statements have been previously disclosed in the Form 8-K filed on April 21, 2011, as further amended on September 20, 2011.

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

The following is a summary of the convertible notes payable as of June 30, 2011:

Balance at December 31, 2010	$822,500
Additional proceeds received — January to June 2011	525,000
Converted to equity June 7, 2011	(1,017,500)

Balance at June 30, 2011	$330,000

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

The following is a summary of stock option activity under the 2011 Omnibus Incentive Compensation Plan during the six months ended June 30, 2011:

	Weighted average
Number	of shares	exercise price

Outstanding at December 31, 2010	700,000	$1.00
Granted	150,000	1.00
Cancelled/forfeited	(100,000)	1.00

Outstanding at March 31, 2011	750,000	1.00
Granted	300,000	1.00
Canceled/forfeited	—
Outstanding at June 30, 2011	1,050,000	1.00

8.             EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(743,136)	$(307,748)	$(1,186,553)	$(945,681)
Weighted average of common shares outstanding	8,631,250	11,433,288	7,891,292	11,432,150
Basic net earnings (loss) per share	$(0.09)	$(0.03)	$(0.15)	$(0.08)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(743,136)	$(307,748)	$(1,186,553)	$(945,681)
Weighted average of common shares outstanding	8,631,250	11,433,288	7,891,292	11,432,150
Stock options (1)	—	—	—	—
Stock warrants (2)	—	—	—	—
Convertible debt (3)	—	—	—	—
Diluted weighted average common shares outstanding	8,631,250	11,433,288	7,891,292	11,432,150
Diluted net income (loss) per share	$(0.09)	$(0.03)	$(0.15)	$(0.08)

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

This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report and the financial statements of OnPoint included in our Current Report on Form 8-K, filed on April 21, 2011 as amended on September 20, 2011.  With respect to this discussion, the terms “OnPoint,” the “Company,” “we,” “us,” and “our” refer to OnPoint Medical Diagnostics, Inc.

Overview

OnPoint is a development stage company founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies developed by Mayo Clinic.

Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2011.  As of June 30, 2011, we had an accumulated deficit of $3,437,719 and anticipate incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to ready our initial product for commercial sale, enhance our technologies, and to fund future research and development.  Through June 30, 2011, we have not generated any revenue as we have devoted substantially all of our efforts to the development and commercialization of software technology.  In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.  We have identified specific strategies to grow sales and operations to meet our commercialization goals.  Prior to commercialization, we will work closely with luminaries in our target market to take our quality assurance and accreditation software through structured software release life cycles, composed of discrete phases and system testing.  These luminaries are show sites that represent customers in our target market including imaging centers, small community hospitals and large healthcare institutions.

Revenue

As of June 30, 2011, we have not generated any revenue.

Software Research and Development

Our software research and development expense consist primarily of consultant costs relating to software engineers, programmers, and research related to the software as further described under “Results of Operations” below.  In January of 2011, we determined that our MRI quality assurance software technology had met the technological feasibility test and therefore, current expenditures, aggregating $205,394, to commercialize the product have been capitalized as software development costs.

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

Results of Operations

Three and six months ended June 30, 2011 compared to June 30, 2010

Software Research and Development Expenses.  Our research and development expenses were $0 and $0 for the three and six months ended June 30, 2011 compared to $31,696 and $40,674 for the three and six months ended June 30, 2010.  The decrease was due to the fact that the Company has obtained technological feasibility and has capitalize the costs incurred for software developers and software engineers who are working on bringing the product to market.  The costs capitalized were $125,119 and $205,394 for the three and six months ended June 30, 2011.  We anticipate development costs will increase as we secure the necessary funding so we are able to accelerate our software development process.

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

The convertible notes have a mandatory conversion feature whereby the outstanding principal amount automatically, and without any further action by the note holders, converts to common stock.  In addition, the holders of such convertible notes have the option to convert the accrued but unpaid interest on such convertible notes into shares of common stock.  Therefore, the only financial obligation associated with these notes would be if the investors elect to receive accrued interest in cash, instead of shares of common stock.  The first interest payment, if any, is not due until December 31, 2011.  On June 7, 2011, debt holders converted $1,017,500 of convertible debt plus accrued interest of $46,980 resulting in $330,000 in principal remaining outstanding at June 30, 2011.

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $50,000 per year to Mayo for the year ended December 31, 2011.  We do not have any other material contractual obligations as of April 15, 2011.

Additionally, we are currently expending cash resources on re-writing the user interface, creating a flexible reporting framework, redesigning the database, and porting the customer specific system to a more extensible and configurable platform.  Without further financing, we expect that expenditures in connection with these research and development efforts will have a material negative impact on our short term liquidity position.

Based on our current operating plan, we expect that our existing cash and cash equivalents will fund our operations through October 31, 2011.

In order to fully fund our research and development efforts, and successfully commercialize our product, we are seeking to raise additional capital during the remainder of 2011 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  We expect that substantially all of our operating capital for the foreseeable future will come from external sources such as strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  We do not expect a material amount of our operating capital to come from internal sources such as revenue generated from product sales since our product is not yet commercially available.  We cannot assure you that any such capital raising transaction will be available to us as needed, or on favorable terms.

We are subject to those risks associated with any software company.  In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employee and consultants.  We cannot assure you that our development projects will be successful, that any product will be commercially viable, or that we will be able to attract and retain the necessary employees and consultants to complete development and commercialize our product.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions.  This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at June 30, 2011 and December 31, 2010. Our remaining open tax years subject to examination include the periods 2008, 2009 and 2010.  This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

The MRI quality assurance system was developed by Mayo Clinic and has been used by them since 2006, where the system successfully performed automated quality control on over 200,000 MRI images.  Since the MRI quality assurance software is currently customer specific, we will need to create a more extensible and configurable platform by updating the existing user interface, re-writing the reporting framework and extending the database for broader commercial use.  The Company is using the services of consultants to make such changes.  Software development always involves uncertainty as to the length of time and cost associated with making needed developments and modifications.  Delays in effecting the development and modifications may have significant adverse affects on the Company.

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

Prior to March 2009, OnPoint was a wholly owned subsidiary of Healthcare IP Partners.  In March 2009, Healthcare IP Partners distributed certain shares of OnPoint owned by Healthcare IP Partners to the individual stockholders of Healthcare IP Partners (other than the founders), referred to herein as the Initial Distribution.  In September 2010, shares of OnPoint were issued to Healthcare IP Partners in settlement of $500,000 outstanding debt of OnPoint owed to Healthcare IP Partners, which shares were then distributed with the remaining shares of OnPoint owned by Healthcare IP Partners to the individual stockholders of Healthcare IP Partners (other than the founders), referred to herein as the Second Distribution.  This debt consisted of a one-time pre-formation charge, miscellaneous start-up costs, and monthly shared services/consulting fees. The debt settlement was necessary to eliminate the outstanding debt on the balance sheet in order for OnPoint to raise additional capital.  The Initial Distribution and the Second Distribution are referred to herein as the Restructuring.  Following the Restructuring, Healthcare IP Partners did not own any shares of OnPoint.  We believe that this settlement with Healthcare IP Partners is final and that there is only a remote chance that we could still be liable for any future claim from Healthcare IP Partners or any stockholder of Healthcare IP Partners relating to or in connection with the Restructuring.  Any such claim could harm our revenues, business, prospects, financial condition and results of operations assuming our acceptance of responsibility for such claim.

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

The market for MRI quality assurance software solutions is new and currently just evolving.  Overall, the quality control market within the medical industry is fragmented, with much of the work still being performed manually.  As such our primary competitor today is the manual process performed by technologists and recorded in a paper-based log book.  The only direct competitor with a software solution is Radiological Imaging Technology, who does not offer a cloud-based solution.  Potential competitors include large, multi-national companies who have a larger installed base of users, longer operating histories, greater name recognition and substantially greater technical, marketing, and financial resources.

Although we believe we will compete favorably in our market, new competitors could develop that may have longer operating histories, established ties to customers, greater brand awareness and well-accepted products. These competitors in the market space could have greater financial, technical and marketing resources. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop alternatives that are competitive with our products.

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

Our success will depend in large part upon the key personnel we intend to hire.  At this time, we have only our President and Chief Executive Officer, William Cavanaugh, and our Interim Chief Financial Officer, Treasurer and Secretary, Mark Steege, in place as part of our management team.  We intend to recruit other key members of the management team.  If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

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

The sale of a significant number of shares of our common stock in the public market following the Merger could harm the market price of our common stock. As additional shares of our common stock become gradually available for resale in the public market, the supply of our common stock will increase, which could decrease its market price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to a registration statement, if one is effective), and these sales may have a depressive effect on the market for the shares of our common stock. In general, a person who has held restricted shares for a period of one year from the filing of the Company’s Form 8-K relating to the Merger containing the Form 10 information may, upon filing of a notification on Form 144 with the SEC, sell into the market our common stock.

Our common stock will be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market or exercise price of less than $5 per share, subject to specific exemptions. Initially, the market price of our common stock is less than $5 per share and therefore is designated a “penny stock” under SEC rules. This designation requires any broker or dealer selling our common stock to disclose certain information about the transaction, obtain a written agreement from the investor and determine that the investment in our common stock by the investor is a reasonably suitable investment for such investor. These rules may restrict the ability of brokers or dealers to sell our common stock and, as a result, may affect the ability of investors to sell their shares. In addition, unless and until our common stock is listed for trading on a national securities exchange, investors may find it difficult to obtain accurate quotations of the price of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of your investment.

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

The issuance of common stock in connection with the Reverse Merger was exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company relied on the following facts to make this exemption available: (i) the common stock was issued to the existing stockholders of OnPoint, all of which are accredited investors and therefore did not exceed the maximum purchaser limitation; (ii) the information statement describing the merger was only provided to existing stockholders of OnPoint and did not violate the general solicitation rules; and (iii) all of the securities have the status of securities acquired in a transaction under Section 4(2) of the Securities Act and cannot be resold without registration or an exemption therefrom.

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

The shares were sold, and the warrants were issued, pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company relied on the following facts in making such exemption available: (i) the offer and sale of these securities was made to thirteen accredited investors and therefore did not exceed the maximum purchaser limitation or violate the general solicitation rules; and (ii) all of the securities have the status of securities acquired in a transaction under Section 4(2) of the Securities Act and cannot be resold without registration or an exemption therefrom.

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

The securities issued in connection with the bridge note conversion agreement were exempt from registration under Section 3(a)(9) of the Securities Act.  The Company relied on the following facts in making such exemption available: (i) this was an exchange of its equity securities of the Company for new equity securities of the Company; (ii) such exchange only occurred with existing security holders; and (iii) no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

The issuance of securities in connection with the Amendment was exempt from registration under Section 4(2) of the Securities Act.  The Company relied on the following facts to make this exemption available: (i) the Placement Agent had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment, or is able to bear the investment’s economic risk; (ii) the Placement Agent had access to the type of information normally provided in a prospectus; and (iii) the Placement Agent agreed not to resell or distribute the securities to the public.  In addition, there was no public solicitation or general advertising in connection with such issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Nos.

2.1

Agreement and Plan of Merger, dated as of February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., on the one hand, and Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 7, 2011).

3.1

Amended and Restated Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on February 28, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.2

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on June 21, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.3

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on December 16, 2005 (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.4

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on November 14, 2007 (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.5

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on March 31, 2011 (incorporated herein by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.6	By-Laws of Vertical Health Solutions, Inc. (incorporated herein by reference to Exhibit 3.2 to Form SB-2, File No. 333-74766).

3.7	Certificate of Incorporation of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.8	Bylaws of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form SB-2, File No. 333-74766).

4.2	Form of OnPoint Convertible Promissory Notes (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.3	Form of OnPoint Warrant (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.4	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

4.5	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.1+

Restated and Amended License Agreement, effective as of November 12, 2010, between Mayo Foundation for Medical Education and Research and OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

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

10.6

Summary of Terms of Oral Loan Agreement between the Company and Vitality Systems, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.7	Summary of Terms of Oral Agreement between the Company and Steve Watters (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.8	Summary of Terms of Oral Agreement between Gus Chafoulias and Mark Steege (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.9

Summary of Terms of Oral Agreement between the Company and Healthcare IP Partners, LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.10

Summary of Terms of Oral Agreement between the Company and Rainwater Capital Partners, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.11	Form of Subscription Agreement for 2009 Common Stock Offering (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.12	Form of Subscription Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.13	Selling Agency Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.14	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.15	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.16

Placement Agency Agreement, dated March 3, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.17

PIPE Escrow Agreement, dated March 3, 2011, by and among Vertical Health Solutions, Inc., OnPoint Medical Diagnostics, Inc. and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.17	Form of Bridge Note Conversion Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

17.1

Letter from Steve Watters resigning as a director and officer of the Company, dated April 15, 2011 (incorporated herein by reference to Exhibit 17.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

17.2

Letter from Jugal Taneja resigning as a director of the Company, dated April 15, 2011 (incorporated herein by reference to Exhibit 17.2 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

17.3

Letter from Alfred Lehmkuhl resigning as a director of the Company, dated April 15, 2011 (incorporated herein by reference to Exhibit 17.3 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.1

OnPoint Medical Diagnostics, Inc. financial statements for the fiscal year ended December 31, 2010 and for the period from inception (February 1, 2009) to December 31, 2009 (audited) (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

99.2

OnPoint Medical Diagnostics, Inc. financial statements for the quarter ended March 31, 2011 (unaudited) (incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

99.3

OnPoint Medical Diagnostics, Inc. unaudited pro forma combined balance sheet as of December 31, 2010 and March 31, 2011 and unaudited combined statement of operations for the year ended December 31, 2010 and March 31, 2011 (incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.SCH	XBRL Taxonomy Extension Schema (incorporated herein by reference to Exhibit 101.SCH of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated herein by reference to Exhibit 101.CAL of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (incorporated herein by reference to Exhibit 101.DEF of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated herein by reference to Exhibit 101.LAB of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated herein by reference to Exhibit 101.PRE of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

+              Confidential Treatment Requested.  Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: September 20, 2011	By:	/s/ William T. Cavanaugh
Name: William T. Cavanaugh
Title: President and Chief Executive Officer
(principal executive officer)

Date: September 20, 2011	By:	/s/ Mark Steege
Name: Mark Steege
Title: Interim Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Nos.

2.1

Agreement and Plan of Merger, dated as of February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., on the one hand, and Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 7, 2011).

3.1

Amended and Restated Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on February 28, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.2

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on June 21, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.3

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on December 16, 2005 (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.4

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on November 14, 2007 (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.5

Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on March 31, 2011 (incorporated herein by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.6	By-Laws of Vertical Health Solutions, Inc. (incorporated herein by reference to Exhibit 3.2 to Form SB-2, File No. 333-74766).

3.7	Certificate of Incorporation of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.8	Bylaws of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form SB-2, File No. 333-74766).

4.2	Form of OnPoint Convertible Promissory Notes (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.3	Form of OnPoint Warrant (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.4	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

4.5	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.1+

Restated and Amended License Agreement, effective as of November 12, 2010, between Mayo Foundation for Medical Education and Research and OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

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

10.6

Summary of Terms of Oral Loan Agreement between the Company and Vitality Systems, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.7	Summary of Terms of Oral Agreement between the Company and Steve Watters (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.8	Summary of Terms of Oral Agreement between Gus Chafoulias and Mark Steege (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.9

Summary of Terms of Oral Agreement between the Company and Healthcare IP Partners, LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.10

Summary of Terms of Oral Agreement between the Company and Rainwater Capital Partners, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.11	Form of Subscription Agreement for 2009 Common Stock Offering (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.12	Form of Subscription Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.13	Selling Agency Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.14	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.15	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.16

Placement Agency Agreement, dated March 3, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.17

PIPE Escrow Agreement, dated March 3, 2011, by and among Vertical Health Solutions, Inc., OnPoint Medical Diagnostics, Inc. and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.17	Form of Bridge Note Conversion Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

17.1

Letter from Steve Watters resigning as a director and officer of the Company, dated April 15, 2011 (incorporated herein by reference to Exhibit 17.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

17.2

Letter from Jugal Taneja resigning as a director of the Company, dated April 15, 2011 (incorporated herein by reference to Exhibit 17.2 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

17.3

Letter from Alfred Lehmkuhl resigning as a director of the Company, dated April 15, 2011 (incorporated herein by reference to Exhibit 17.3 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.1

OnPoint Medical Diagnostics, Inc. financial statements for the fiscal year ended December 31, 2010 and for the period from inception (February 1, 2009) to December 31, 2009 (audited) (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

99.2

OnPoint Medical Diagnostics, Inc. financial statements for the quarter ended March 31, 2011 (unaudited) (incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

99.3

OnPoint Medical Diagnostics, Inc. unaudited pro forma combined balance sheet as of December 31, 2010 and March 31, 2011 and unaudited combined statement of operations for the year ended December 31, 2010 and March 31, 2011 (incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.SCH	XBRL Taxonomy Extension Schema (incorporated herein by reference to Exhibit 101.SCH of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated herein by reference to Exhibit 101.CAL of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (incorporated herein by reference to Exhibit 101.DEF of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated herein by reference to Exhibit 101.LAB of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated herein by reference to Exhibit 101.PRE of the Company’s Quarterly Report on Form 10-Q/A filed on August 25, 2011).

+              Confidential Treatment Requested.  Confidential Materials omitted and filed separately with the Securities and Exchange Commission.