Form 10-Q
period 2011-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2011-11-14
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of November 11, 2011 was 10,640,776.                   .

VERTICAL HEALTH SOLUTIONS, INC.

PART I:	FINANCIAL INFORMATION	Page No.

ITEM 1.	FINANCIAL STATEMENTS (unaudited):
	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the Nine Months Ended September 30, 2011 and 2010 and the period from February 1, 2009 (inception) to September 30, 2011	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and the period from February 1, 2009 (inception) to September 30, 2011	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	18

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19
ITEM 1A.	RISK FACTORS	19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	(REMOVED AND RESERVED)	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26
SIGNATURES		27

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$125,947	$330,803
Restricted cash	25,292	—
Prepaid expenses and other current assets	33,288	24,051
Total current assets	184,527	354,854

Property and equipment, net	5,101	4,537
Software development costs	367,956	—
Software technology license, net	27,778	52,778
Deferred financing costs, net	33,915	185,390
Total assets	$619,277	$597,559

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,516	$73,974
Short term convertible notes payable	16,948	—
Accrued interest	26,840	13,467
Accrued payroll	—	4,682
Accrued royalties-related party	37,500	—
Accrued other expenses	2,997	—
Current maturities of long-term convertible debt	165,000	205,625
Total current liabilities	262,801	297,748

Long-term convertible debt, net of current maturities	132,500	616,875
Total liabilities	395,301	914,623

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized; 10,640,776 issued and outstanding at September 30, 2011 and 7,143,113 issued and outstanding at December 31, 2010	10,641	7,143
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid in capital	4,006,872	1,926,959
Deficit accumulated during the development stage	(3,793,537)	(2,251,166)

Total stockholders’ equity (deficit)	223,976	(317,064)
Total liabilities and stockholders’ equity (deficit)	$619,277	$597,559

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period from
	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(February 1, 2009) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	—	—	—	40,674	98,465
General and administrative	307,355	(16,676)	851,836	888,331	2,968,563
Merger related costs	26,677	—	350,394	—	350,394

Total operating expenses	334,032	(16,676)	1,202,230	929,005	3,417,422

Income (loss) from operations	(334,032)	16,676	(1,202,230)	(929,005)	(3,417,422)

Other income (expense):
Interest income	53	—	473	—	660
Interest expense	(21,839)	—	(340,614)	—	(376,775)

Total other income (expense)	(21,786)	—	(340,141)	—	(376,115)

Net income (loss) before income taxes	(355,818)	16,676	(1,542,371)	(929,005)	(3,793,537)

Income tax provision	—	—	—	—	—

Net income (loss)	$(355,818)	$16,676	$(1,542,371)	$(929,005)	$(3,793,537)

Net income (loss) per common share - basic and diluted	$(0.03)	$0.00	$(0.18)	$(0.08)

Weighted average common shares outstanding - basic	10,523,286	11,611,417	8,778,265	11,477,046

Weighted average common shares outstanding - diluted	10,523,286	12,393,418	8,778,265	11,477,046

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
	Nine Months	Nine Months	Inception
	Ended	Ended	(February 1, 2009) to
	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(1,542,371)	$(929,005)	$(3,793,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,574	27,155	366,239
Stock-based compensation	312,209	337,628	829,161
Non-cash merger related costs	42,828	—	42,828
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(9,237)	2,851	(33,288)
Increase (decrease) in accounts payable	(80,886)	146,670	(6,912)
Increase (decrease) in accrued interest	60,353	—	73,820
Increase (decrease) in accrued payroll	(4,682)	101,500	—
Increase (decrease) in accrued other expenses	(3,600)	—	(3,600)
Increase in acrued royalties-related party	37,500	—	37,500
Increase in accounts payable-related parties	—	293,079	966,294

Net cash used in operating activities	(896,312)	(20,122)	(1,521,495)

Cash flows used in investing activities:
Increase in restricted cash	(25,292)	—	(25,292)
Capitalized software development costs	(367,956)	—	(367,956)
Purchase of property and equipment	(2,941)	(1,971)	(12,450)
Cash received from VHS merger	1,145	—	1,145

Net cash used in investing activities	(395,044)	(1,971)	(404,553)

Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	525,000	—	1,347,500
Debt financing costs	(68,250)	—	(206,655)
Proceeds from sale of common stock net of issuance costs	629,750	—	911,150

Net cash provided by financing activities	1,086,500	—	2,051,995

Increase (decrease) in cash	(204,856)	(22,093)	125,947

Cash
Beginning of period	330,803	22,093	—

End of period	$125,947	$—	$125,947

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$223

Non-cash investing and financing activities:
Accounts payable - related parties incurred for the purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by forgiveness of debt and issuance of common stock	$—	$1,066,294	$1,066,294
Increase in deferred debt financing costs by issuing stock warrants	$44,472	$—	$113,928
Accrued interest converted to common stock	$46,980	$—	$46,980
Debt converted to common stock	$1,050,000	$—	$1,050,000
Increase in accounts payable, accrued expenses and short term convertible debt for liabilities assumed in reverse merger	$43,973	$—	$43,973

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information on OnPoint and the reverse acquisition, refer to the 2010 financial statements of OnPoint and footnotes thereto included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2011, as further amended on September 20, 2011.

The on-going operations of the Company are that of OnPoint.  OnPoint is developing a software-as-a-service (SAAS) enterprise assurance solution for the diagnostics imaging market.  OnPoint has not yet generated any revenue and is considered a development stage company as of September 30, 2011.

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

The acquisition was treated as a recapitalization of OnPoint with OnPoint being treated as the accounting acquirer in the reverse merger.  Accordingly, the financial statements of the Company presented reflect the historical results of OnPoint prior to the Merger, and do not include the historical financial results of VHS prior to the consummation of the Merger. Stockholders’ equity (deficit) has been retroactively restated as of December 31, 2010 to reflect the capital structure of VHS after giving effect to the Merger.  The accompanying financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, present the historical financial information of OnPoint consolidated with VHS from the date of reorganization (April 15, 2011) to September 30, 2011.

The operations of OnPoint are the continuing operations of VHS.   In connection with the Merger, OnPoint received $1,145 in cash remaining in VHS’ bank account and assumed $20,428 in accounts payable, $6,597 in accrued expenses and $16,948 in convertible short-term notes which were rewritten in the following terms:  interest at 0.21% per annum; mature on July 15, 2011 and payment is due on demand thereafter; principal and accrued interest is convertible prior to the maturity date into common stock using a conversion price of 80% of the fair value of the common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents.  Cash equivalents consist of bank deposits and investments in money market mutual funds.  Cash equivalents subject the Company to concentrations of credit risk.  Currently, the Company has invested only in bank checking and savings accounts.  However, it is possible that deposited funds may from time to time exceed amounts insured by the Federal Deposit Insurance Corporation.

Software Technology License

The software technology license is an agreement with Mayo Foundation for Medical Education and Research, a minority stockholder.  The license is recorded at cost.  Amortization for the license is provided on the straight-line method over the estimated useful life of the license of 3 years.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the Company’s issuance of convertible notes.  Amortization of these costs is recognized on the effective interest method.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity.  If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly.  During the quarter ended September 30, 2011, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, as of September 30, 2011, the Company has accrued $37,500 of royalty payments.

Revenue Recognition

The Company is a development stage company and has not generated any revenue from inception (February 1, 2009) through September 30, 2011.

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the nine months ended September 30, 2011, the Company capitalized $367,956 of software development costs.  The software was not available for customer use at September 30, 2011 and therefore, there was no amortization.

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

Net Loss per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include stock options and warrants granted and convertible notes.

For the three and nine months ended September 30, 2011 and the nine months ended September 30, 2010, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions.  This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at September 30, 2011 and December 31, 2010. The Company’s remaining open tax years subject to examination include 2008, 2009 and 2010.  This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company has recorded a full valuation allowance against its deferred tax assets at September 30, 2011 and December 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued expenses and convertible notes.  The Company is required to estimate the fair value of all financial instruments at the balance sheet date based on relevant market information.  The Company considers the carrying values of its financial instruments in the financial statements to approximate fair values due to the short-term nature of cash, accounts payable and accrued expenses and as the debt was incurred recently.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended September 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

4.             LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2011, we incurred losses from operations of $(1,542,371). At September 30, 2011, we have cash, including restricted cash, of $151,239, an accumulated deficit of $(3,793,537) and negative working capital of $78,274. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the third quarter of 2011, we sold common stock of $200,000.  We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our operating expenses.

5.             RESTRICTED CASH

At September 30, 2011, the Company had $25,292 of restricted cash being held in an escrow account relating to recent purchases of the Company’s common stock.  In order to qualify for certain State of Minnesota tax credits, the investing shareholders must obtain approval from the State of Minnesota prior to their invested funds being released to the Company.  The Company typically expects these funds to be released in 2 to 4 weeks.  These funds are still in escrow as of this filing, pending the investors’ application and approval from the State of Minnesota for the Minnesota Angel Tax Credit program.  These funds will be released to the Company on or before December 31, 2011.

6.             ACCRUED ROYALTIES-RELATED PARTY

At September 30, 2011, the Company had $37,500 of accrued royalties due to a related party which reflected the minimum royalty license fee that will be due to the Mayo Foundation at the end of 2011.  The Company determined in the third quarter that they would not generate enough revenues by the end of 2011 to exceed the minimum royalty of $50,000 and therefore, nine months of the minimum royalty have been accrued at September 30, 2011.

7.             CONVERTIBLE PROMISSORY NOTES

In October 2010, the Company began a $1.5 million private placement convertible notes offering.  The notes bear interest at 10% per annum and outstanding principal amount of the convertible notes mandatorily converts to common stock in one quarter (25%) intervals on each of September 30, 2011, February 29, 2012, July 31, 2012 and December 31, 2012 (each referred to herein as a principal satisfaction date).  In addition, the holder can convert all or a portion of the outstanding principal plus accrued interest under the notes into common shares of the Company at any time.  Accrued interest is payable in cash or shares of common stock at the election of the holder on December 31, 2011 and on each of the principal satisfaction dates thereafter.  The conversion price is equal to the lesser of $0.65 per share or 65% of the volume weighted average price of the common stock for the twenty trading dates preceding a conversion; however, the conversion price shall not be less than $0.25 per share. The Company estimated its common stock fair value to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record.  In addition, if the Company did not complete a “reverse merger” with a public entity by March 31, 2011, the holders could demand repayment along with a penalty equal to 25% of the principal balance.  The convertible note holders extended the completion date for the reverse merger to the closing date of April 15, 2011 and no debt holders made a demand for payment.  A total of $1,347,500 of convertible notes have been issued pursuant to this offering during the fourth quarter of 2010 and the first quarter of 2011.

In connection with the notes, the Company incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and the Company issued warrants to purchase 207,307 shares of the Company’s common stock to the selling agents.  The warrants have a fair market value of $113,928.  Total debt financing costs of $320,583 were capitalized and are being recognized over the term of the related convertible notes using the effective interest rate method.

On June 7, 2011, $1,017,500 of convertible notes and $46,980 of accrued interest was converted to 1,637,663 shares of common stock pursuant to a note amendment agreement.  On September 30, 2011, the first principal satisfaction date, an additional $32,500 of debt was converted to 50,000 shares of common stock per the terms of the debt agreement.  The debt was converted at $0.65 per share, therefore, there was no contingent beneficial conversion feature that needed to be recorded.

The following is a summary of the convertible notes payable for the nine months ended September 30, 2011:

Balance at December 31, 2010	$822,500
Additional proceeds received — January to March 2011	525,000
Converted to equity on June 7, 2011	(1,017,500)
Converted to equity on September 30, 2011	(32,500)
Balance at September 30, 2011	$297,500

8.             STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

During the third quarter of 2011, 200,000 shares of common stock along with warrants to purchase 100,000 shares of common stock were issued at $1.00 per unit price for aggregate proceeds of $174,000, net of offering costs of $26,000.  See the terms of the warrants below.  Additionally, 50,000 shares of common stock were issued on the first principal satisfaction date of the Company’s outstanding convertible notes.  An aggregate of $32,500 of outstanding principal amount was converted at $0.65 per share.

Escrow Shares

Upon completion of the Merger, the Company issued an aggregate of 7,143,113 shares of common stock (the “Acquisition Shares”) to the shareholders of OnPoint.  Of the 7,143,113 Acquisition Shares, 1,000,000 shares were placed in escrow. Such shares will be released to the OnPoint stockholders in the event the Company receives an aggregate of $1,000,000 in financing on or before December 31, 2011. If such amount is not received on or before December 31, 2011, the 1,000,000 shares will be cancelled.  As of September 30, 2011, the Company has received an aggregate amount of $725,000 in financing, and will need to receive $275,000 in financing on or before December 31, 2011 in order for the 1,000,000 shares to be released from escrow.

Stock Purchase Warrant Grants

For warrants and options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

In connection with the private placement unit offering, 100,000 stock warrants were issued to purchasers of common stock, which have an exercise price of $2.00 per share and a term of 5 years.  In addition, 20,000 stock warrants were issued to the selling agent, which have an exercise price of $2.00 per share and a term of 5 years.  Also, 50,000 warrants expired on September 21, 2011, and were not exercised.

As of September 30, 2011, the Company had the following warrants to purchase common stock outstanding:

Number of shares	Exercise Price	Expiration
20,001	$1.00	12/31/2014
236,536	$1.00	3/2/2016
12,000	$1.00	12/31/2016
341,250	$2.00	6/7/2016
120,000	$2.00	9/30/2016
729,787

Stock Option Grants

During the nine months ended September 30, 2011, the Company granted 150,000 options in March 2011 and 300,000 options during April and May 2011.

For the three months ended September 30, 2011 and  2010 and the nine months ended September 30, 2011 and 2010, total stock-option compensation expense was $49,569 and $(126,860); and $312,209 and $337,628;  respectively.

The following is a summary of stock option activity under the Plan during the nine months ended September 30, 2011:

	Number	Weighted average
	of shares	exercise price
Outstanding at December 31, 2010	700,000	$1.00
Granted	150,000	1.00
Cancelled/forfeited	(100,000)	1.00

Outstanding at March 31, 2011	750,000	1.00
Granted	300,000	1.00
Canceled/forfeited	—
Outstanding at June 30, 2011	1,050,000	1.00

Granted	—
Caneled/forfeited	—
Outstanding at September 30, 2011	1,050,000	1.00

9.                                                              EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(355,818)	$16,676	$(1,542,371)	$(929,005)
Weighted average of common shares outstanding	10,523,286	11,611,417	8,778,265	11,477,046
Basic net earnings (loss) per share	$(0.03)	$0.00	$(0.18)	$(0.08)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(355,818)	$16,676	$(1,542,371)	$(929,005)
Weighted average of common shares outstanding	10,523,286	11,611,417	8,778,265	11,477,046
Stock options (1)	—	700,000	—	—
Stock warrants (2)	—	82,001	—	—
Convertible debt (3)	—	—	—	—
Diluted weighted average common shares outstanding	10,523,286	12,393,418	8,778,265	11,477,046
Diluted net income (loss) per share	$(0.03)	$0.00	$(0.18)	$(0.08)

(1)          For the three and nine months ended September 30, 2011 and 2010, there were common stock equivalents attributable to outstanding stock options of 1,050,000 and 700,000, respectively.  The stock options are anti-dilutive for the three and nine months ended September 30, 2011 and for the nine months ended September 30, 2010 and therefore, have been excluded from diluted earnings (loss) per share.

(2)          For the three and nine months ended September 30, 2011 and 2010, there were common stock equivalents attributable to warrants of 729,787 and 82,001, respectively.  The warrants are anti-dilutive for the three and nine months ended September 30, 2011 and for the nine months ended September 30, 2010 and therefore, have been excluded from diluted earnings (loss) per share.

(3)          For the three and nine months ended September 30, 2011 and 2010, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 457,692 and none, respectively.  The conversion shares are anti-dilutive for the three and nine months ended September 30, 2011 and therefore, have been excluded from diluted earnings (loss) per share.

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

This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report and the financial statements of OnPoint included in our Current Report on Form 8-K, filed on April 21, 2011 as further amended on September 20, 2011.  With respect to this discussion, the terms “OnPoint,” the “Company,” “we,” “us,” and “our” refer to OnPoint Medical Diagnostics, Inc.

Overview

OnPoint is a development stage company founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies developed by Mayo Clinic.  Our vision, however, is much broader than this.  We intend to leverage technology and intelligent systems to assist the global healthcare industry in delivering the highest quality medical images possible — safely, consistently and efficiently.   Our enterprise quality assurance solution will be delivered in a “Software as a Service”, or SaaS, utility computing model, which can be scaled to accommodate thousands of imaging facilities with multiple diagnostic imaging scanners.

Our flagship product for MRI is focused on automating the weekly quality control measures required for accreditation by American College of Radiology, or ACR, with real-time dashboards, analytics and trending to make sure scanners are providing the best possible images of patients.

Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2011.  As of September 30, 2011, we had an accumulated deficit of $(3,793,537) and anticipate incurring additional losses for at least the next several years.  We expect to spend significant resources over the next several years to ready our initial product for commercial sale, enhance our technologies, and to fund future research and development.  Through September 30, 2011, we have not generated any revenue as we have devoted substantially all of our efforts to the development and commercialization of our software technology.  In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.  In the third quarter of 2011, we worked closely with a few medical imaging providers in our target market to take our quality assurance and accreditation software through structured software release life cycles, composed of discrete phases and system testing.  We successfully completed the software testing at these beta sites. We expect to commercialize the MRI quality assurance and accreditation software during the fourth quarter of 2011.

Revenue

As of September 30, 2011, we have not generated any revenue.

Software Research and Development

Our software research and development expense consists primarily of consultant costs relating to software engineers, programmers, and research related to the software.  In January of 2011, we determined that our MRI quality assurance software technology had met the technological feasibility test and therefore, current expenditures aggregating $367,956 to commercialize the product have been capitalized as software development costs. In September 2011, we completed product development and our flagship product is ready for commercialization.  Thus, starting in October 2011 and going forward all future software development costs, including bug fixes, testing, new features and enhancements, relating to this product will be expensed as incurred.

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

Results of Operations

Three months ended September 30, 2011 compared to September 30, 2010

Research and Development Expenses.  Our research and development expenses were $0 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010.  The Company has obtained technological feasibility and has capitalized the costs incurred for software developers and software engineers who are working on bringing the product to market.  The capitalized cost was $162,562 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010.   We anticipate development costs will increase as we secure the necessary funding so we are able to accelerate our software development process to ready our product for commercial launch in the fourth quarter of 2011.

General and Administrative Expenses.  Our general and administrative expenses were $307,355 for the three months ended September 30, 2011 compared to $(16,676) for the three months ended September 30, 2010.  The significant increase over 2010 was due to a large credit of $201,686 for forfeited unvested options.  We anticipate that general and administrative expenses will increase as we begin to incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.

Merger Related Costs.  Merger related costs were $26,677 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010.  The merger and related expenses were incurred for the merger with VHS and OnPoint that occurred on April 15, 2011.  We do not anticipate incurring any additional costs related to the merger.

Interest Expense.  Interest expense was $21,839 for the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010.  In October, 2010, we entered into a 10% convertible notes financing agreement with certain of our investors, which provided for $1,347,500 in total funding.  In connection with the notes, we incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and we issued warrants to purchase 207,307 of our common shares to the selling agents.  The warrants have a relative fair market value of $113,928.  Total debt financing costs of $320,583 were capitalized and are being amortized over the term of the related convertible notes using the effective interest rate method.  There was no debt outstanding for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to September 30, 2010

Research and Development Expenses.  Our research and development expenses were $0 for the nine months ended September 30, 2011 compared to $40,674 for the nine months ended September 30, 2010.  The decrease was due to the fact that the Company has obtained technological feasibility and has capitalized the costs incurred for software developers and software engineers who are working on bringing the product to market.  The capitalized costs were $367,956 for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010.   We anticipate development costs will increase as we secure the necessary funding so we are able to accelerate our software development process.

General and Administrative Expenses.  Our general and administrative expenses were $851,836 for the nine months ended September 30, 2011 compared to $888,331 for the nine months ended September 30, 2010.  Accounting and legal expenses are $74,000 greater than 2010.  Consulting expense is $104,000 less than 2010.  Rent is 27,000 greater than 2010.  Stock based compensation is $219,000 less than 2010.  Payroll and payroll related expenses are $82,000 greater than 2010.  Insurance is $29,000 greater than 2010.  License fee is $37,500 greater than 2010.  Office supplies, marketing, office expense is $37,005 greater than 2010.  We anticipate that general and administrative expenses will increase as we begin to incur costs relating to our operations as a public company and increase our investment in business development required to support our software commercialization efforts.

Merger Related Costs.  Merger related costs were $350,394 for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010.  The merger and related expenses were incurred for the merger with VHS and OnPoint that occurred on April 15, 2011.

Interest Expense.  Interest expense was $340,614 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010.  In October, 2010, we entered into a 10% convertible notes financing agreement with certain of our investors, which provided for $1,347,500 in funding.  In connection with the notes, we incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and we issued warrants to purchase 207,307 of our common shares to the selling agents.  The warrants have a relative fair market value of $113,928.  Total debt financing costs of $320,583 were capitalized and are being amortized over the term of the related convertible notes using the effective interest rate method.  There was no debt outstanding for the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had cash and restricted cash of $151,239 and negative working capital of $78,274. Through September 30, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $2,392,500.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations through November 30, 2011.

For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, we have used $876,000 more cash in operations, which is due to a $(613,000) greater net loss; increased depreciation and amortization $264,000; decreased stock-based compensation $(25,000);  increased non-cash merger related costs $43,000; decrease in prepaid & accrued expenses $(15,000);  decrease in accounts payable $(228,000); increase in accrued interest $60,000; decrease in accrued payroll $(106,000); decrease in accounts payable-related parties and accrued royalties-related party $(256,000).  We have used $393,000 more cash in investing activities which is primarily from capitalizing software development costs and restricted cash.  Finally, cash provided from financing activities increased by $1,086,500, which is due to convertible notes and common stock issued.

Our outstanding convertible notes have a mandatory conversion feature whereby the outstanding principal amount automatically, and without any further action by the note holders, convert to common stock.  In addition, the holders of such convertible notes have the option to convert the accrued but unpaid interest on such convertible notes into shares of common stock.  Therefore, the only financial obligation associated with these notes would occur if the note holders elect to receive accrued interest in cash in lieu of shares of our common stock. As of September 30, 2011, note holders converted $1,050,000 of convertible notes plus accrued interest of $46,980, leaving $297,500 in principal outstanding.

If all of the holders of convertible notes elect to receive accrued interest in cash, we would be obligated to make the following interest payments:

Date	Payment
Dec 31, 2011	$34,238
Feb 29, 2012	$4,958
Jul 31, 2012	$11,042
Dec 31, 2012	$5,521

Total	$55,759

We do not expect these interest payments to have a material impact on cash and cash equivalents, or our ability to fund continuing operations of the business.

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $50,000 per year to Mayo for the year ended December 31, 2011, and anticipate making this payment in early 2012.  As of September 30, 2011, we have $37,500 of such royalty payment accrued.

We continue to expend cash resources on research and development activities.  Without further financing, we expect that expenditures in connection with our research and development efforts will have a material negative impact on our short term liquidity position.

Based on our current operating plan, we expect that our existing cash and cash equivalents will fund our operations through November 30, 2011.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Research and Development

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products, which will generally range from two to six years.  During the three months ended September 30, 2011, we capitalized $162,562 of software development costs.  The software was not available for customer use at September 30, 2011 and therefore, there was no amortization.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity.  If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly.  During the quarter ended September 30, 2011, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, as of September 30, 2011, the Company has accrued $37,500 of royalty payments.

Software Technology License

The software technology license is an agreement with Mayo Foundation for Medical Education and Research, a minority stockholder.  The license is recorded at cost.  Amortization for the license is provided on the straight-line method over the estimated useful life of the license of 3 years.

Deferred Financing Costs

Deferred debt financing costs were incurred in connection with our issuance of convertible promissory notes.  Amortization of the deferred debt financing costs is provided on the effective interest method over the term of the related debt.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions.  This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at September 30, 2011 and December 31, 2010. Our remaining open tax years subject to examination include the periods 2008, 2009, and 2010.  This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

We have recorded a full valuation allowance against our deferred tax assets at September 30, 2011 and December 31, 2010.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes.  We do not currently anticipate entering into interest rate swaps and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments.  We have no material currency exchange or interest rate risk exposure as of September 30, 2011.  Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4.     CONTROLS AND PROCEDURES

(a)                                 Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                 OnPoint Acquisition.  On April 15, 2011, we acquired OnPoint through a reverse acquisition.  We are in the process of integrating OnPoint.  Our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures.  Due to the significance of this acquisition and the limited period of time since the acquisition date, we did not have sufficient resources available to assess the internal controls of OnPoint for the quarter ended September 30, 2011.  Therefore, we excluded OnPoint from our evaluation of internal controls over financial reporting contained in this quarterly report.  However, management considers the OnPoint acquisition material to the results of operations, cash flows and financial positions of the Company and believes that the disclosure controls and procedures of OnPoint will have a material effect on internal controls over financial reporting.  OnPoint will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2011.

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

Our audited financial statements for the year ended December 31, 2010, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no revenues and have incurred cumulative net losses of $3,793,537 through September 30, 2011. As a result, our independent registered public accounting firm in their audit report on our 2010 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

At September 30, 2011, we had cash and cash equivalents of $151,239 and negative working capital of $78,274. Through September 30, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $2,392,500.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through November 30, 2011.

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

Defects in our products could subject us to potential product liability claims that our products caused some harm to the human body.  Our product liability insurance may not be adequate to cover future claims.  Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available at all.  Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm.  A successful claim brought against us in excess of any insurance coverage that we have could significantly harm our business and financial condition.

Risks Related to Our Common Stock

We expect an illiquid market for our common stock.

The shares for our common stock are currently subject to very limited trading.  We are unable to predict if a trading market will develop and be sustained, but we expect any such market to involve limited liquidity for some period of time.

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

As shares of our common stock become eligible for sale their sale could depress the market price of our common stock.

As shares of our common stock become gradually available for resale in the public market, the supply of our common stock will increase, which could decrease our market price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to a registration statement, if one is effective), and these sales may have a depressive effect on the market for the shares of our common stock. In general, a person who has held restricted shares for a period of one year from the filing of the Company’s Form 8-K relating to the Merger containing the Form 10 information may, upon filing of a notification on Form 144 with the SEC, sell into the market our common stock.

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

As of September 30, 2011, we have 380,769 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.65 per share), 729,787 shares of common stock issuable upon exercise of outstanding warrants and 1,050,000 shares of common stock issuable upon exercise of outstanding options.  In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of September 30, 2011, our officers and directors will beneficially own approximately 25.6% of our outstanding common stock (assuming none of our remaining notes are converted).  In addition, certain of existing stockholders will beneficially own more than 10% of our common stock following the Merger.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us.  Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Additional Closings of Private Placement

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

On August 23, 2011, VHS sold 150,000 units and on September 28, 2011, VHS sold 50,000 units to accredited investors, at a purchase price of $1.00 per unit, for $200,000 in gross proceeds.  Each unit consisted of one share of common stock and a warrant to purchase 0.5 shares of common stock. Pursuant to a Confidential Private Placement Memorandum, VHS issued an aggregate of approximately 200,000 shares of common stock, together with warrants to purchase approximately 100,000 shares of common stock at an exercise price of $2.00 per share.

The net proceeds of the offering shall be used (i) to support the development and commercialization of MRI quality assurance software technologies; (ii) to support the development and commercialization of quality assurance software technologies for additional diagnostic modalities; and (iii) for general corporate purposes.

The shares were sold, and the warrants were issued, pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company relied on the following facts in making such exemption available: (i) the offer and sale of these securities was made to seventeen accredited investors and therefore did not exceed the maximum purchaser limitation or violate the general solicitation rules; and (ii) all of the securities have the status of securities acquired in a transaction under Section 4(2) of the Securities Act and cannot be resold without registration or an exemption therefrom.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

See Item 2.

ITEM 6.     EXHIBITS

Exhibit Nos.

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

VERTICAL HEALTH SOLUTIONS, INC.

Date: November 14, 2011	By:	/s/ William T. Cavanaugh
Name: William T. Cavanaugh
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2011	By:	/s/ Mark Steege
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