Form 10-K
period 2011-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2012-04-02
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31275

VERTICAL HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3635262
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7760 France Ave South, 11th Floor, Minneapolis, MN	55435
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (612) 568-4210

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $36,994,178 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 10,650,408 shares of the registrant’s common stock par value $0.001 per share outstanding as of March 23, 2012.

TABLE OF CONTENTS

	Item		Page
PART I	1	Business	3
	1A	Risk Factors	8
	1B	Unresolved Staff Comments	14
	2	Properties	14
	3	Legal Proceedings	14
	4	Main Safety Disclosures	14

PART II	5	Market for Registrant's Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities	14
	6	Selected Financial Data	16
	7	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	16
	7A.	Quantitative and Qualitative Disclosures About Market Risk	22
	8	Financial Statements and Supplementary Data	22
	9.	Changes in Disagreements and Accountants on
		Accounting and Financial Disclosure	43
	9A	Controls and Procedures	43
	9B	Other Information	44

PART III	10	Directors, Executives Officers and Corporate Governance	45
	11	Executive Compensation	48
	12	Security Ownership of Certain Beneficial Owner and
		Management and Related Stockholder Matters	55
	13	Certain Relationships and Related Transactions,
		and Director Independence	57
	14	Principal Accounting Fees and Services	58

PART IV	15	Exhibits and Financial Statement Schedules	59

PART I

Item 1. Business.

Overview

Vertical Health Solutions, Inc., or VHS, was incorporated in March 2000, as a Florida corporation under the name LabelClick.com, Inc. In January 2001, VHS changed its name to Vertical Health Solutions, Inc.  On February 1, 2011, VHS entered into the Agreement and Plan of Merger, by and among OnPoint Medical Diagnostics, Inc., OnPoint, on the one hand, and VHS and Vertical HS Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of VHS, referred to herein as Merger Sub, on the other hand, which we refer to as the Merger Agreement.  The transactions contemplated by the Merger Agreement were consummated on April 15, 2011, referred to herein as the Closing or the Closing Date.

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into OnPoint, which we refer to as the Merger, with OnPoint being the surviving corporation and becoming a wholly-owned subsidiary of VHS, and the outstanding shares of capital stock of OnPoint were converted into an aggregate of 7,143,113 shares of common stock of VHS, on the terms and conditions as set forth in the Merger Agreement.  This summary of the Merger is qualified in its entirety by reference to the actual agreement, a copy of which was filed as an exhibit to VHS’s Current Report on Form 8-K, filed with the SEC, on February 7, 2011.

Following the Closing, the business of OnPoint constitutes our only operations. OnPoint was founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies developed by Mayo Clinic. Our vision, however, is much broader than this. We intend to leverage technology and intelligent systems to assist the global healthcare industry in delivering the highest quality medical images possible – safely, consistently and efficiently. Our enterprise quality assurance solution is delivered in a “Software as a Service”, or SaaS, utility computing model, which can be scaled to accommodate thousands of imaging facilities with multiple diagnostic imaging scanners.

Our flagship product for MRI is focused on automating the weekly quality control measures required for accreditation by American College of Radiology, or ACR, with real-time dashboards, analytics and trending to make sure scanners are providing the best possible images of patients.

The address of our principal office is 7760 France Avenue South, 11th Floor, Minneapolis, MN 55435, and our telephone number is (612) 568-4205. Our Internet website is www.onpointmd.com.

Multi-tenant SaaS Platform Delivered in the Cloud

Our software-as-a-service platform enables our proprietary software solutions to be implemented, accessed and used by our customers remotely through an Internet connection, a standard web browser and a variety of other access points such as smart phones, tablets and hand-held devices. Our multi-tenant architecture provides for a single instance of the software to serve multiple clients. This technical architecture allows for rapid time to deployment, faster innovation cycles, increased scalability and a reduced cost structure through operational efficiencies.

Our solutions are hosted in the cloud, which are data center facilities provided by a third party, but where the operating software is maintained by us. For our customers, the cloud delivery model eliminates the time, risk, headcount and costs associated with installing and maintaining applications within their own operating environments. We believe our cloud-based SaaS delivery model, coupled with our subscription-based license model, effectively replaces the large, front-loaded cost typical of most traditional licensed enterprise software deployments, with a lower risk, pay-as-you-go model.

Products and Services

The MRI quality assurance system was developed by Mayo Clinic and has been used by them since 2006, where the system successfully performed automated quality control on over 200,000 MRI images. In 2009, we licensed the technology underlying the MRI quality assurance system from Mayo Clinic in order to further develop the technology to create a product that would be suitable for commercial use. While leaving the core image processing algorithms intact, we have rewritten the user interface, created a flexible reporting framework, redesigned the database, and ported the customer specific system to a more extensible and configurable platform. We have successfully tested and validated these modifications at three locations: (i) Mayo Clinic, (ii) an outpatient imaging provider, and (iii) a hospital. The aforementioned software development, testing and validation was necessary to complete commercialization. We began our commercial launch in December 2011 and received our first revenues from Abbott Northwestern Hospital in January 2012. While we are currently focused on commercializing our MRI quality assurance product, our broader vision is to deliver an enterprise quality assurance platform that addresses the quality, operational, and regulatory requirements of all diagnostic imaging devices.

The MRI quality assurance system automates the time-consuming, paper-based, and subjective quality control process mandated by the federal government as a condition for Medicare reimbursement. The proprietary algorithms underlying the MRI quality assurance system for automated image analysis perform all the measurements providing immediate results to technologists.

Our software provides access to all quality control results, DICOM phantom images, trends, reports, charts and benchmarking data on any computer or device with an internet browser. It also maintains a complete history of the ACR accreditation reports, available online in multiple formats. In addition to the mandatory measures required by the ACR, our product automatically calculates and provides results from other valuable and more time consuming quality control tests, such as the signal-to-noise ratio. To help detect the subtle and gradual degradation of image quality that occurs over time, we offer trending charts and proactive alerts on our dashboard to notify institutions of negative trends, which our customers can use to prevent unplanned downtime with their scanners.

Marketing and Sales

In January 2012, we launched an inside sales (telemarketing) campaign through the Reier Group, a sales organization that helps companies develop business and grow revenue. They provide lead generation and lead management and assist with improving closing cycles. Our long-term plan is to develop these capabilities internally, but we will continue to sell primarily through an inside sales organization as it minimizes our cost of sales and allows centralized control for customizing and delivering unique marketing programs.

We also plan to develop strategic partnerships to assist with the sales and marketing of our products. We currently have two significant partnerships that are piloting our software with their customers.

Our software is sold on a per scanner per month basis, with appropriate volume discounts. It is deployed in the cloud so activation costs for new customers are minimal and our software, implementation, training, sales, marketing and customer support will leverage technology and automation. Currently, we can get a new customer fully implemented and trained remotely in less than one hour. This allows us to offer programs such as 30-day free trials for our software to the market.

We intend to develop additional models for MRI as well as quality control systems for other modalities (Computed Tomography, or CT, Mammography, Ultrasound and others), all of which have similar accreditation requirements and quality control challenges.

Governmental Regulation

Most of our products will be considered medical devices as defined in the Federal Food, Drug and Cosmetic Act and are subject to the regulatory authority of the United States Food and Drug Administration, or FDA, which regulates the manufacture, distribution, related record keeping, labeling and advertising of such medical devices. Medical devices are classified by the FDA on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, pre-market notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness.

Our MRI quality control software has been classified as a Class I Medical Device. The regulations applicable to our MRI quality control software indicate that such a device is Good Manufacturing Practice, or GMP, exempt which means that we, as the manufacturer, are exempt from the pre-market notification requirement, but must register the manufacturing facility and list the device with the FDA when we are ready to market the device, which we have completed.

The Medicare Improvements for Patients and Providers Act of 2008

Due to efforts by the ACR and others, the United States Congress passed the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, requiring physicians and other suppliers that furnish advanced diagnostic imaging services, including MRI, CT, and nuclear medicine/PET, to meet Medicare standards by January 1, 2012 in order to receive reimbursement under Medicare. The ACR was designated as an accrediting body, and requires a stringent quality control process to meet its accreditation standard. OnPoint’s software-as-a-service solution automates ACR’s labor intensive quality control process mandated by the United States Congress as a condition for Medicare reimbursement of the technical component of an MRI procedure.

Competition

The market for MRI quality assurance software solutions is new and currently just evolving. Overall, the quality control market within the medical industry is fragmented, with much of the work still being performed manually. As such, our primary competitor today is the manual process performed by technologists and recorded in a paper-based log book. The only direct competitor with a software solution is Radiological Imaging Technology, who does not offer a cloud-based solution. Potential competitors include large, multi-national companies who have a larger installed base of users, longer operating histories, greater name recognition and substantially greater technical, marketing, and financial resources.

We believe that the principal competitive factors in our market include:

•        ease of use;

•        product performance and functionality;

•        breadth and depth of functionality;

•        speed and ease of deployment, integration and configuration;

•        total cost of ownership, including price and implementation and support costs;

•        sales and marketing approach;

•        multinational capabilities;

•        security and data privacy;

•        scalability and reliability;

•        company reputation; and

•        price.

Based on our assessment of the existing competition, we believe we can compete favorably on ease of use, breadth and depth of functionality, speed and ease of deployment, integration and configuration, total cost of ownership and scalability of the product. However, large, multi-national companies will have greater sales, marketing and financial resources, a more extensive geographic presence and greater name recognition than we expect to have, and therefore, may inhibit our ability to compete effectively in the market.

Intellectual Property

On August 1, 2009, OnPoint and Mayo Foundation for Medical Education and Research, or Mayo, entered into a worldwide perpetual license agreement whereby OnPoint licensed certain software and other technology developed by Mayo for use in the healthcare field. This license is a co-exclusive license with Mayo and another licensee of Mayo. Pursuant to the license agreement, OnPoint made an upfront payment of $50,000 to Mayo and issued Mayo 1,111,000 shares of OnPoint’s common stock.

On November 12, 2010, OnPoint and Mayo amended and restated the license agreement. Under the amended and restated license agreement, OnPoint made an additional upfront payment of $50,000 to Mayo and is required to pay Mayo a 5% royalty payment on gross sales of the licensed technology beginning in fiscal year 2011, with minimum royalties of $50,000 for fiscal year 2011 and $100,000 for each fiscal year thereafter. Pursuant to the terms of the amended and restated agreement, any overdue payments shall bear interest until paid at a per annum rate 2% above the prime rate in effect at Citibank on the due date. Additionally, under the amended and restated agreement, so long as Mayo owns common shares in OnPoint, OnPoint has granted Mayo the right to have one representative present at all meetings as a nonvoting observer and OnPoint is required to provide to Mayo copies of all materials distributed at any board meeting, regardless of whether a Mayo representative is in attendance. OnPoint has agreed to indemnify Mayo and its affiliates from any claims arising from (a) the exercise of any rights granted under the amended and restated agreement, (b) any disposition of the licensed products, (c) any act or omission of OnPoint under the amended and restated agreement, and (d) any claims by the shareholders of OnPoint relating to their investment in OnPoint. Mayo has the right to terminate the agreement for material breach, if OnPoint brings suit against Mayo (other than as a result of a material breach by Mayo) or upon insolvency.

In addition, we rely on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies.

Research and Development

Our research and development activities are focused on enhancing our existing MRI quality assurance product leveraging a SaaS platform using Microsoft based technologies. We intend to develop quality assurance products for other medical imaging devices, such as CT, ultrasound and mammography. An integral component of our future growth strategies includes developing and introducing additional new products for hospitals, clinics, and medical imaging providers as it relates to regulatory and quality assurance software and automation.

Geographic Information

Our corporate headquarters are in Minneapolis, Minnesota where executive, product development and research activities are performed.

Employees

The company currently has three full-time employees: William Cavanaugh, the President and Chief Executive Officer, Chris Hafey, the Chief Technology Officer, and Brian Diaz, the Director of Product Management. Mark Steege, our Interim Chief Financial Officer, Treasurer and Secretary, is a part-time consultant to the business. Mr. Steege was not compensated by OnPoint during 2011, however we intend to compensate Mr. Steege in the future through the grant of stock options. In addition, we have four software developers who are operating as independent consultants and are paid on an hourly basis. These software developers are re-writing the user interface, creating a flexible reporting framework, redesigning the database, and porting the customer specific system to a more extensible and configurable platform. The independent software developers are sole proprietors functioning as individuals or under their own limited liability companies.

Item 1A. Risk Factors.

The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations may suffer. Investing in our common stock involves a high degree of risk. Any of the following factors could harm our business and future results of operations, and you could lose all or part of your investment.

Risks Related To Our Business and Industry

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2011, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with limited revenues and have incurred cumulative net losses of $4,271,270 through December 31, 2011. As a result, our independent registered public accounting firm in their audit report on our 2011 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the continuing soft economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We are a development stage company. We have incurred losses since inception and expect to incur significant net losses in the foreseeable future and may never become profitable.

We are in the development stage and have a limited operating history for you to consider in evaluating our business and prospects.  As of December 31, 2011, we have not yet generated any sales or net income.  We have incurred operating losses since inception and expect to incur significant net losses in the foreseeable future.  There can be no assurance that we will be able to generate significant revenues from the sales of current or future products. Our ability to achieve profitability will depend on, among other things, our success in selling our products, managing our expense levels and quickly integrating newly-hired personnel, including management.

We will need additional capital to fund our operations.

We are seeking to raise additional capital in 2012 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a corporate collaboration or undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund our operations.  We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

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

At December 31, 2011, we had cash and cash equivalents, including restricted cash of $194,079 and negative working capital of $379,697. Through December 31, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and debt totaling $2,667,500. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through April 2012.

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

The market for MRI quality assurance software solutions is new and currently just evolving.  Overall, the quality control market within the medical industry is fragmented, with much of the work still being performed manually.  As such, our primary competitor today is the manual process performed by technologists and recorded in a paper-based log book.  The only direct competitor with a software solution is Radiological Imaging Technology, who does not offer a cloud-based solution.  Potential competitors include large, multi-national companies who have a larger installed base of users, longer operating histories, greater name recognition and substantially greater technical, marketing, and financial resources.

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

Our success depends, in part, upon our intellectual property rights.  We also rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights.  We enter into confidentiality agreements with our employees and contractors and limit access to and distribution of our proprietary information. There can be no assurance that such steps will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

In addition, under our existing license agreement, Mayo Clinic has the sole right, but not the obligation, to prepare, file, prosecute, maintain, abandon, enforce, defend or otherwise handle the copyrights and know-how relating to the software we have licensed from Mayo Clinic in its sole discretion, at our expense.  There can be no assurance that Mayo Clinic will adequately protect these intellectual property rights, or if so, that such efforts will not result in a material expense to us.  In the event Mayo Clinic fails to protect these intellectual property rights, or attempts to protect these intellectual property rights and such attempts result in a material expense, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend in large part upon the key personnel we intend to hire.  At this time, we have our President and Chief Executive Officer, William Cavanaugh, our Interim Chief Financial Officer, Treasurer and Secretary, Mark Steege, our Chief Technology Officer, Chris Hafey, and our Director of Product Management, Brian Diaz, in place as part of our management team.  We intend to recruit other key members of the management team.  If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

Our organizational documents limit director liability.

Our Articles of Incorporation and Bylaws provide for indemnification of directors to the full extent permitted by law, eliminate or limit the personal liability of our directors and shareholders of monetary damages for certain breaches of fiduciary duty. Such indemnification may be available for liabilities arising in connection with the Merger. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling our business pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, or SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

The shares of our common stock are currently subject to very limited trading.  We are unable to predict if a trading market will develop and be sustained, but we expect any such market to involve limited liquidity for some period of time.

We expect the market price for our common stock to be volatile.

The price of our common stock is expected to be volatile and an investment in our common stock could decline in value.

The market price of our common stock and the market prices for securities of software or medical imaging companies in general, are expected to be highly volatile. The following factors, in addition to other risk factors described herein and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As shares of our common stock become eligible for sale, their sale could depress the market price of our common stock.

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

Shareholders will experience additional dilution upon the conversion of the convertible notes or the exercise of warrants or options.

As of December 31, 2011, we have 532,829 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.65 and $0.76 per share), 1,092,288 shares of common stock issuable upon exercise of outstanding warrants and 1,050,000 shares of common stock issuable upon exercise of outstanding options.  In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of December 31, 2011, our officers and directors beneficially own approximately 28.8% of our outstanding common stock (assuming none of our remaining notes are converted).  In addition, certain of our existing stockholders will beneficially own more than 10% of our common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us.  Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

Item 1B. Unresolved Staff Comments.

We have unresolved Staff comments related to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2011. As of March 30, 2012, these comments remain outstanding.

Item 2. Properties.

We lease an office in Minneapolis, Minnesota, pursuant to a month-to-month lease agreement. We believe that our current facilities are adequate for our needs.

Item 3. Legal Proceedings.

The Company’s management knows of no material existing or pending legal proceedings or claims against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the Company’s securities, or any associate of any such director, officer, affiliate or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries in reference to pending litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The number of shareholders of record as of March 23, 2012 was 246. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

Historically, we have not declared or paid any cash dividends on our common stock. Any future determination to pay dividends on its common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by our Board of Directors.

Market for Securities

In January 2004, our common stock began trading on the OTC Bulletin Board. Our common stock is now traded under the symbol “ONMD”. There is a limited trading market for our common stock; therefore historical price information is limited. High and low bid information for our common stock, by quarter-ended date, for the two most recent fiscal years, are as follows:

	High	Low
2010 Fiscal Year
March 31, 2010	$13.12	$1.80
June 30, 2010	$9.84	$2.46
September 30, 2010	$7.87	$3.61
December 31, 2010	$4.10	$1.97

2011 Fiscal Year
March 31, 2011	$11.48	$3.60
June 30, 2011	$10.66	$2.95
September 30, 2011	$4.99	$4.99
December 31, 2011	$4.99	$4.99

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following the Merger on April 15, 2011, the business of our wholly-owned subsidiary, OnPoint, constitutes all of our operations. This discussion and analysis should be read in conjunction with the financial statements and notes, and other financial information included in this report. With respect to this discussion, the terms “OnPoint,” the “Company,” “we,” “us,” and “our” refer to OnPoint Medical Diagnostics, Inc.

Overview

OnPoint is a development stage company founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies developed by Mayo Clinic.

Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2011. As of December 31, 2011, we had an accumulated deficit of $4,271,270 and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies, market and sell our product, and further fund research and development of additional products. Through December 31, 2011, we have not generated any revenue as we have devoted substantially all of our efforts to the development and commercialization of software technology. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations. During the fourth quarter of 2011, we implemented our technology at customer sites to obtain feedback on our user interfaces and complete testing in a customer’s environment.

Revenue

Through December 31, 2011, we were a development stage company and did not generate any revenue. In February 2012, we entered into our first customer agreement with Abbott Northwestern Hospital.

Financings

In 2010, we issued $822,500 of convertible promissory notes. In 2011, we issued an additional $525,000 of convertible promissory notes. These notes bear interest at 10% per annum and are convertible into our common stock. The holder can convert all or a portion of the principal and accrued interest under the notes into common shares at any time prior to repayment in full. For amounts not previously converted, principal will be satisfied in four equal installments the first of which commenced on September 30, 2011 and thereafter will commence on February 29, 2012, July 31, 2012 and December 31, 2012, each referred to herein as a principal satisfaction date. On each principal satisfaction date, the applicable portion of the outstanding principal balance of such notes shall be satisfied by the issuance of shares of common stock at a conversion price determined in accordance with the notes. Accrued interest was due on December 31, 2011 and is payable on each of the principal satisfaction dates thereafter in either cash or common stock at the election of the holder. The conversion price is equal to the lesser of $0.65 per share or 65% of the volume weighted average of the common stock for the twenty trading dates preceding a conversion; provided, however, the conversion price shall not be less than $0.25 per share. We estimated the fair value of our common stock to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record. On June 7, 2011, $1,017,500 of convertible promissory notes plus accrued interest of $46,980 was converted to equity. Also, on September 30, 2011, $32,500 of convertible promissory notes was converted to equity.

On June 7, 2011, we completed the initial closing of a private placement to accredited investors of 525,000 units, at a purchase price of $1.00 per unit, for approximately $525,000 in gross proceeds. Each unit consisted of one share of common stock, par value $0.001 per share and a warrant to purchase 0.5 shares of common stock.  Pursuant to the Confidential Private Placement Memorandum, we issued an aggregate of 525,000 shares of Common Stock, together with warrants to purchase 262,500 shares of Common Stock at an exercise price of $2.00 per share.  Subsequent closings under this Confidential Private Placement Memorandum included 150,000 units on August 23, 2011for $150,000 in gross proceeds, where we issued 150,000 shares of common stock and 75,000 warrants; and 50,000 units on September 28, 2011 for $50,000 in gross proceeds, where we issued 50,000 shares of common stock and 25,000 warrants.

On November 17, 2011, we completed the initial closing of a private placement to accredited investors of 10,000 units, at a purchase price of $1.00 per unit, for approximately $10,000 in gross proceeds. Each unit consisted of one share of common stock, par value $0.001 per share and a warrant to purchase 0.5 shares of Common Stock.  Pursuant to a Confidential Private Placement Memorandum, we issued an aggregate of 10,000 shares of Common Stock, together with warrants to purchase 5,000 shares of Common Stock at an exercise price of $2.00 per share.

On November 25, 2011, we issued a promissory note to Richard Lindstrom, a member of our Board of Directors, whereby we may borrow, from time to time, up to $200,000 from Dr. Lindstrom. Upon the execution of the note, Dr. Lindstrom remitted $50,000 to us. Prior to the maturity of the note, we may request that Dr. Lindstrom advance additional funds to us in increments of $10,000 up to the maximum loan amount. The note accrues interest at a rate of 12% per annum and such interest is payable in quarterly installments beginning on January 1, 2012 until the note is repaid in full. The note will mature on November 25, 2013. In connection with each advance, we will issue Dr. Lindstrom a ten-year warrant to purchase a number of shares of our common stock equal to the quotient of the amount of such advance divided by $1.00. These warrants have an exercise price of $1.00 per share.

On December 30, 2011, we issued $165,000 in promissory notes to certain investors. These notes accrue interest at a rate of 15% per annum and such interest is payable in quarterly installments beginning on January 1, 2012 until the notes are repaid in full. These notes will mature on December 30, 2013. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 247,500 shares of our common stock. These warrants have an exercise price of $1.00 per share.

Software Research and Development

Our software research and development expenses consist primarily of certain employee wages and consultant costs relating to software engineers, programmers, and research related to the software as further described under “Results of Operations” below.

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

Results of Operations

Year ended December 31, 2011 compared to December 31, 2010

Software Research and Development Expenses. Our software development expenses were $147,562 for the year ended December 31, 2011 compared to $69,815 for the year ended December 31, 2010. The increase in expenses was from the engagement of additional independent software developers that were primarily focused on porting the existing system to a cloud-based software-as-a-service platform.

General and Administrative Expenses. Our general and administrative expenses were $1,177,962 for the year ended December 31, 2011 compared to $1,086,609 for the year ended December 31, 2010. The increase of $91,353 can be explained as follows. Legal expense was $82,622 for the year ended December 31, 2011, compared to $6,881 for the year ended December 31, 2010, and the increase of $75,741 was due to the additional legal work due to SEC compliance as a result of being a public company. Consulting expense for 2011 was $142,525 and $656,798 for 2010 which was a decrease of $514,273 which was a result of ending a relationship with a vendor that was providing pre-development work, CEO oversight, and accounting services. Organizational costs for 2011 were $0 and $90,787 for 2010 which was a decrease of $90,787 due to the end of legal costs in connection with the restructuring of the Company in 2010. Insurance costs were $51,715 in 2011 and $0 in 2010 for an increase of $51,715 and this was a result of securing insurance for the business and employees. Accounting costs for 2011 were $84,006 and $7,500 for 2010 which resulted in an increase of $76,506 which was due to SEC-related compliance since going public. Payroll and payroll related costs were $360,810 in 2011 and $244,225 for 2010 and the increase of $116,585 was due to hiring a marketing employee and employing the Chief Executive Officer during the 2011 fiscal year. Office expenses for 2011 were $27,855 and $15,879 for 2010 which resulted in an increase of $11,976 due to increased office costs as the Company was completing the reorganization and rented an office for the full year. Rent expense for 2011 was $41,696 compared to $1,060 for 2010 which resulted in an increase of $40,636 due to having office rent for the entire year in 2011. Advertising and marketing expense for 2011 was $27,920 compared to $0 for 2010 with the increase due to the software being ready to sell to clients. Employee stock option expense was $232,833 for 2011 compared to $0 for 2010 due to options being issued to employees. Depreciation was $21,648 for 2011 compared to $2,878 for 2010 and the increase of $18,770 is due to amortization of software development costs. Various other expenses for 2011 were $104,332 and $60,601 for 2010 which resulted in an increase of $43,731. We anticipate that general and administrative expenses will increase as we begin to ramp up our sales and marketing efforts and having increased operations in 2012.

Merger Related Costs.  Merger related costs were $347,312 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010.  The merger and related expenses were incurred for the merger with VHS and OnPoint that occurred on April 15, 2011.

Interest Expense.  Interest expense increased to $349,828 for the year ended December 31, 2011 from $36,161 for the year ended December 31, 2010, due to new debt being incurred. The interest expense is related to accrued interest on the convertible debt financing and new debt.

Income Tax Benefit. The income tax term is $2,081 and $0 for years ended December 31, 2011 and 2010, as the generated net operating losses may not be realized in future periods, therefore, a full valuation allowance has been recorded against the Company’s deferred tax assets. However, in 2011 the company received from the State of Minnesota a research and development credit in cash.

Liquidity and Capital Resources

Year ended December 31, 2011 compared to December 31, 2010

There was a decrease in cash flows of $162,023 for the year ended December 31, 2011 compared to an increase of $308,710 for the year ended December 31, 2010. The net loss was $827,706 greater in 2011 compared to 2010. Other significant changes were as follows; depreciation & amortization increased $275,134; stock based compensation was $58,562 less than 2010; accounts payable was $54,395 greater than 2010; convertible debt issuances decreased $297,500; capitalized software development costs increased $367,956; net proceeds from stock sales increased $595,602; and net proceeds from sales of promissory notes increased $265,000.

Summary

At December 31, 2011, we had cash and cash equivalents, including restricted cash of $194,079 and negative working capital of $379,697. Through December 31, 2011, we have funded substantially all of our operations and capital expenditures through private placements of equity and debt totaling approximately $2,667,500.

Our outstanding convertible notes issued in 2010 and 2011 have a mandatory conversion feature whereby the outstanding principal amount automatically, and without any further action by the note holders, converts to common stock on each of the principal satisfaction dates. However, the holders of such convertible notes have the option to convert the accrued but unpaid interest on such convertible notes into shares of common stock. During 2011, there was $1,050,000 of convertible promissory notes plus accrued interest of $46,980 converted to equity. As of December 31, 2011, the remaining principal balances for the convertible promissory notes total $297,500. Therefore, the only financial obligation associated with these notes would be if the investors elect to receive accrued interest in cash, instead of shares of common stock. The first interest payment was due December 31, 2011, and remains outstanding. The Company’s intention based on communication with the debt holders is to convert the accrued interest into common stock. If all of the remaining holders of convertible notes elect to receive accrued interest in cash, we would be obligated to make the following interest payments:

Date	Payment
Dec 31, 2011	$34,322
Feb 29, 2012	4,890
Jul 31, 2012	11,108
Dec 31, 2012	5,554
Total	55,874

Assuming we do not raise additional capital prior to the remaining interest payment dates, these interest payments would have a negative impact on cash and cash equivalents, and our ability to fund continuing operations of the business.

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $50,000 to Mayo for the year ended December 31, 2011, and $100,000 per year for each year thereafter. We do not have any other material contractual obligations as of December 31, 2011. The $50,000 royalty for 2011 was due on February 1, 2012, and remains unpaid.

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

In late December 2011, we raised $265,000 through the issuance of promissory notes. Subsequent to year-end, we issued long-term convertible debt for a total cash commitment of $324,000 of which $216,000 has been received to date. These funds will allow us to fully operate through April 2012. However, in order to fully fund our research and development efforts and successfully market our product, we are seeking to raise additional capital during 2012. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. We expect that substantially all of our operating capital for the foreseeable future will come from external sources such as strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. We do not expect a material amount of our operating capital to come from internal sources such as revenue generated from product sales because we just recently started our sales and marketing efforts. We cannot assure you that any such capital raising transaction will be available to us as needed, or on favorable terms.

We are subject to those risks associated with any software company. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employee and consultants. We cannot assure you that our development projects will be successful, that any product launches are viable, or that we will be able to attract and retain the necessary employees and consultants to operate our business.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Convertible notes payable	314,448	314,448	0	0	0
Estimated interest payments(1)	96,250	66,500	29,750	0	0
License payments(2)	550,000	50,000	200,000	200,000	100,000
Non-convertible notes payable	265,000	0	265,000	0	0
	$1,225,698	$430,948	$494,750	$200,000	$100,000

(1) Estimated interest payments represent an amount calculated for expected interest payments due under our convertible and non-convertible debt agreements at December 31, 2011. Assumptions used to calculate these amounts were based upon current interest rates, required minimum principal payments and maturity of our debt per our contractual agreements.

(2) These payments represent the minimum royalty payments required under our license agreement, which continue to be a minimum of $100,000 per year after year 5. Additional royalty payments could be due depending on future sales levels (5% of annual gross sales).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, stock-based compensation and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. As items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

The estimated useful lives for computing depreciation are as follows:

Years
Computer Software	3
Computer Hardware	5

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years. During the year ended December 31, 2011, the Company capitalized $367,956 of software development costs. The software was available for customer use as of September 30, 2011 and is being amortized over a five year period.

Software Technology License

The software technology license is an agreement with Mayo Foundation for Medical Education and Research, a minority stockholder. The license is recorded at cost. Amortization for the license is provided on the straight-line method over the estimated useful life of the license of 3 years.

Long-Lived Assets

The recoverability of property and equipment and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes to their fair values. These assessments are done at least annually.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the year ended December 31, 2011, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, as of December 31, 2011, the Company has accrued $50,000 of royalty payments.

Net Loss Per Share

Basic and Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss for the period by the weighted-average number of shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted and convertible notes.

For the years ended December 31, 2011 and 2010, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. The Company makes assumptions about complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company's stock price volatility and stock option exercise behaviors. For volatility, the Company is currently using comparable public companies. The Company recognizes the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, “Presentation of Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.” This ASU gives entities two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. The first option is a single, continuous statement of comprehensive income. The second option is two separate, but consecutive statements. In either option, the following must be presented: each component of and a total of net income; each component of and a total of other comprehensive income; and a total of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. FASB ASU No. 2011-05 should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact the amount of interest we would incur on our debt. We have no material currency exchange or interest rate risk exposure as of December 31, 2011. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2011 and 2010	25

Consolidated Statements of Operations for the Year Ended December 31, 2011 and 2010	26
and the period from February 1, 2009 (inception) to December 31, 2011

Consolidated Statements of Changes in Stockholder Deficit for the Year Ended	27
December 31, 2011 and 2010 and the period from February 1, 2009 (inception)
to December 31, 2011

Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and 2010	28
and the period from February 1, 2009 (inception) to December 31, 2011

Notes to Consolidated Financial Statements	29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Vertical Health Solutions, Inc.

dba OnPoint Medical Diagnostics

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Vertical Health Solutions, Inc. (a developmental stage company) (the “Company”), as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2011 and 2010 and the period from inception (February 1, 2009) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. (a developmental stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from inception (February 1, 2009) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2011 and 2010 and has a stockholders’ deficit at December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota

March 26, 2012

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$168,780	$330,803
Restricted cash	25,299	-
Prepaid expenses and other current assets	56,920	24,051
Total current assets	250,999	354,854

Property and equipment, net	4,228	4,537
Software development costs, net	349,558	-
Software technology license, net	19,445	52,778
Deferred financing costs, net	35,340	185,390

Total assets	$659,570	$597,559

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$214,317	$73,974
Short term convertible notes payable	16,948	-
Accrued interest	35,270	13,467
Accrued payroll	13,961	4,682
Accrued royalties-related party	50,000	-
Accrued other expenses	2,700	-
Current maturities of long-term convertible debt	297,500	205,625
Total current liabilities	630,696	297,748

Long-term promissory notes, net of discounts	110,081	-
Long-term convertible debt, net of current maturities	-	616,875
Total liabilities	740,777	914,623

Stockholders' deficit:
Common stock, $0.001 par value, 250,000,000 shares
authorized; 10,650,408 and 7,143,113 issued and outstanding
at December 31, 2011 and 2010, respectively	10,651	7,143
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2011 and
2010, respectively	-	-
Additional paid in capital	4,179,412	1,926,959
Deficit accumulated during the development stage	(4,271,270)	(2,251,166)

Total stockholders' deficit	(81,207)	(317,064)

Total liabilities and stockholders' deficit	$659,570	$597,559

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
	Year	Year	Inception
	Ended	Ended	(February 1, 2009) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$-	$-	$-

Operating expenses:
Research and development	147,562	69,815	246,027
General and administrative	1,177,962	1,086,609	3,294,689
Merger related costs	347,312	-	347,312

Total operating expenses	1,672,836	1,156,424	3,888,028

Loss from operations	(1,672,836)	(1,156,424)	(3,888,028)

Other income (expense):
Interest income	479	187	666
Interest expense	(349,828)	(36,161)	(385,989)

Total other income (expense)	(349,349)	(35,974)	(385,323)

Net loss before income taxes	(2,022,185)	(1,192,398)	(4,273,351)

Income tax benefit	2,081	-	2,081

Net loss	$(2,020,104)	$(1,192,398)	$(4,271,270)

Net loss per common share -
basic and diluted	$(0.22)	$(0.11)

Weighted average common shares
outstanding - basic	9,248,832	10,568,244

Weighted average common shares
outstanding - diluted	9,248,832	10,568,244

See accompanying notes to the consolidated financial statements

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER DEFICIT

	Common Stock
			Additional	Deficit During the	Total
		Accumulated	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balances at inception
(February 1, 2009)	-	$-	$-	$-	$-
Founders shares issued
at par value	11,111,000	11,111	(11,111)	-	-
Sale of common stock, net of
$38,600 of issuance costs	320,000	320	281,080	-	281,400
Stock options issued as
compensation for services	-	-	78,620	-	78,620
Stock warrants issued as
compensation for services	-	-	34,054	-	34,054
Net loss for the period from
inception (February 1, 2009)
through December 31, 2009	-	-	-	(1,058,768)	(1,058,768)

Balances at December 31, 2009	11,431,000	11,431	382,643	(1,058,768)	(664,694)

Additional founders shares
issued at par value	12,249	12	(12)	-	-
Redemption of founders shares	(5,706,636)	(5,706)	5,706	-	-
Accounts payable - related party
forgiven by stockholder	-	-	566,294	-	566,294
Accounts payable - related party
converted to common stock	500,000	500	499,500	-	500,000
Common stock issued as
compensation for services	906,500	906	-	-	906
Stock options issued as
compensation for services	-	-	403,372	-	403,372
Stock warrants issued in
connection with the convertible
debt offering	-	-	69,456	-	69,456
Net loss	-	-	-	(1,192,398)	(1,192,398)

Balances at December 31, 2010	7,143,113	7,143	1,926,959	(2,251,166)	(317,064)

Recapitalization of Vertical Health Solutions
stock upon execution of share exchange
agreement	1,084,632	1,085	(1,085)	-	-
Stock options issued as compensation
for services	-	-	345,716	-	345,716
Stock warrants issued in connection
with the debt offerings	-	-	217,663	-	217,663
Private unit offering-stock and warrants issued
for cash, net of $139,398 in offering costs	735,000	735	594,867	-	595,602
Stock issued upon conversion of debt	1,687,663	1,688	1,095,292	-	1,096,980
Net loss	-	-	-	(2,020,104)	(2,020,104)
Balances at December 31, 2011	10,650,408	$10,651	$4,179,412	$(4,271,270)	$(81,207)

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	Year	Year	Inception
	Ended	Ended	(February 1, 2009) to
	December 31, 2011	December 31, 2010	December 31, 2011

Cash flows used in operating activities:
Net loss	$(2,020,104)	$(1,192,398)	$(4,271,270)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization of assets	333,816	58,682	408,481
Amortization of debt discount	2,209	-	2,209
Stock-based compensation	345,716	404,278	862,668
Non-cash merger related costs	42,828	-	42,828
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses
and other current assets	(32,869)	(20,724)	(56,920)
Increase (decrease) in accounts payable	119,915	65,520	193,889
Increase (decrease) in accrued interest	68,783	13,467	82,250
Increase (decrease) in accrued payroll	9,279	4,682	13,961
Increase (decrease) in accrued other expenses	(3,897)	-	(3,897)
Increase in accrued royalties-related party	50,000	-	50,000
Increase in accounts payable-related parties	-	293,079	966,294

Net cash used in operating activities	(1,084,324)	(373,414)	(1,709,507)

Cash flows used in investing activities:
Increase in restricted cash	(25,299)	-	(25,299)
Capitalized software development costs	(367,956)	-	(367,956)
Purchase of property and equipment	(2,941)	(1,971)	(12,450)
Cash received from VHS merger	1,145	-	1,145

Net cash used in investing activities	(395,051)	(1,971)	(404,560)

Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	525,000	822,500	1,347,500
Debt financing costs	(68,250)	(138,405)	(206,655)
Proceeds from issuance of promissory notes	265,000	-	265,000
Proceeds from sale of common stock and warrants,
net of issuance costs	595,602	-	877,002

Net cash provided by financing activities	1,317,352	684,095	2,282,847

Increase (decrease) in cash	(162,023)	308,710	168,780

Cash:
Beginning of period	330,803	22,093	-

End of period	$168,780	$330,803	$168,780

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$223	$223

Non-cash investing and financing activities:
Accounts payable - related parties incurred
for the purchase of intangible assets	$-	$-	$100,000
Accounts payable - related party
reduced by forgiveness of debt
and issuance of common stock	$-	$1,066,294	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$60,535	$69,456	$129,991
Accrued interest converted to common stock	$46,980	$-	$46,980
Debt converted to common stock	$1,050,000	$-	$1,050,000
Increase in accounts payable, accrued expenses and
short term convertible debt for liabilities assumed
in reverse merger	$43,973	$-	$43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$157,128	$-	$157,128

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The accompanying financial statements include the accounts of the Vertical Health Solutions, Inc (“VHS or “the Company”) and include the acquisition of its wholly-owned subsidiary OnPoint Medical Diagnostics, Inc. (“OnPoint”) which was completed through a reverse merger on April 15, 2011. (See Note 2 for discussion of the impact of the reverse merger.) Intercompany transactions and balances are eliminated in consolidation.

The on-going operations of the Company are that of OnPoint. OnPoint is developing a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has not yet generated any revenue and is considered a development stage company as of December 31, 2011.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011, we incurred losses from operations of $2,020,104. At December 31, 2011, we had an accumulated deficit of $4,271,270 and negative working capital of $379,697. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During 2011, we raised $735,000 through a PIPE financing, $525,000 convertible debt financing, and $265,000 long term debt financing for a total of $1,525,000. Through the date of these financial statements, we have raised $25,000 of additional PIPE financing and a $324,000 commitment of long term debt financing. These funds are expected to last us through April 2012 at which time future private placements of equity capital or debt financing will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations.

2. REVERSE MERGER

VHS, a Florida corporation, and its newly-formed subsidiary, Vertical HS Acquisition Corp., a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 1, 2011, by and among OnPoint, on the one hand, and VHS and Merger Sub, on the other hand.  Pursuant to the Merger Agreement, Merger Sub, which VHS had incorporated in the state of Delaware for the purpose of completing the transaction, merged into OnPoint (the “Merger”) on April 15, 2011 (the “Closing” or the “Closing Date”) with OnPoint continuing as the surviving entity in the Merger.  As a result of the Merger, OnPoint became a wholly-owned subsidiary of the Company. Immediately prior to the Merger, VHS had 44,474,973 shares of common stock outstanding. The Company then converted certain VHS liabilities aggregating $150,000 into 133,425,011 shares of VHS common stock resulting in 177,899,984 shares outstanding. On the Closing Date, VHS implemented a 1 for 164 reverse stock split effectively cancelling 176,815,352 shares. VHS then issued an additional 7,143,113 shares to existing shareholders of OnPoint in exchange for 100% of OnPoint’s outstanding shares. In addition, OnPoint’s outstanding options, warrants and convertible notes became options, warrants and convertible notes exercisable or convertible into such number of shares of VHS common stock at an exercise or conversion price having the same economic value as prior to the Merger. Upon completion of the Merger, VHS had 8,227,745 shares of common stock outstanding. All merger transaction costs totaling $347,312 have been expensed as incurred.

The acquisition was treated as a recapitalization of OnPoint with OnPoint being treated as the accounting acquirer in the reverse merger. Accordingly, the financial statements of the Company presented reflect the historical results of OnPoint prior to the Merger, and do not include the historical financial results of VHS prior to the consummation of the Merger. Stockholders’ deficit has been retroactively restated to reflect the capital structure of VHS after giving effect to the Merger. The accompanying financial statements as of December 31, 2011, and December 31, 2010, present the historical financial information of OnPoint consolidated with VHS from the date of reorganization (April 15, 2011) to December 31, 2011.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. As items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

The estimated useful lives for computing depreciation are as follows:

		Years
Computer Software	3
Computer Hardware	5

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the years ended December 31, 2011 and 2010, the Company capitalized $367,956 and $0 respectively, of software development costs.  The software was available for customer use as of September 30, 2011 and is being amortized over a five year period.

Software Technology License

The software technology license is an agreement with Mayo Foundation for Medical Education and Research, a minority stockholder. The license is recorded at cost. Amortization of the license is provided on the straight-line method over the estimated useful life of the license of 3 years.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the Company’s issuance of convertible notes and promissory notes. Amortization of these costs is provided on the effective-interest method over the term of the related debt.

Long-Lived Assets

The recoverability of property and equipment, software development costs, and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrants a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes to their fair values. There were no impairment charges for the years ended December 31, 2011 and 2010.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments related to its software technology licenses based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the year ended December 31, 2011, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, as of December 31, 2011, the Company has accrued $50,000 of royalty payments.

Revenue Recognition

The Company is a development stage company and has not generated any revenue from inception (February 1, 2009) through December 31, 2011.

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

Advertising Costs

Advertising costs are expensed as incurred and were $22,029 and $0 for the years ended December 31, 2011 and 2010, respectively.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss for the period by the weighted-average number of shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted and convertible notes.

For the years ended December 31, 2011 and 2010, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at December 31, 2011 and 2010. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses. The Company’s remaining open tax years subject to examination include 2008, 2009, 2010 and 2011. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2011 and 2010.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued expenses and debt. The Company is required to estimate the fair value of all financial instruments at the balance sheet date based on relevant market information. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair values due to the short-term nature for cash, accounts payable and accrued expenses and as interest rates on the debt approximate current rates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash in accounts with financial institutions that management considers creditworthy. However, at times, deposited funds may exceed amounts insured by the Federal Deposit Insurance Corporation.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended December 31, 2011 and 2010, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, “Presentation of Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.” This ASU gives entities two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. The first option is a single, continuous statement of comprehensive income. The second option is two separate, but consecutive statements. In either option, the following must be presented: each component of and a total of net income; each component of and a total of other comprehensive income; and a total of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. FASB ASU No. 2011-05 should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation. These reclassifications have no effect on net loss or deficit accumulated during the developmental stage as previously reported.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2011	2010
Computer software	$7,538	$7,538
Computer hardware	4,912	1,971
	12,450	9,509
Less accumulated depreciation	(8,222)	(4,972)
Net property and equipment	$4,228	$4,537

Depreciation expense was $3,250 and $2,878 for the years ended December 31, 2011 and 2010.

5. SOFTWARE DEVELOPMENT COSTS

Software development costs consisted of the following at December 31:

	2011	2010
Deferred debt costs:
Cost	$367,959	$0
Less: accumulated amortization	(18,398)	-

Net deferred debt financing costs	$349,558	$0

Amortization expense was $18,398 for the year ended December 31, 2011.

Estimated future amortization expense is as follows for the years ending December 31:

2012	$73,591
2013	73,591
2014	73,591
2015	73,591
2016	55,194
$349,558

6. SOFTWARE TECHNOLOGY LICENSES

	2011	2010
Software technology license:
Cost	$100,000	$100,000
Less: accumulated amortization	(80,555)	(47,222)

Net software technology license	$19,445	$52,778

Amortization expense was $33,333 for the years ended December 31, 2011 and 2010.

The remaining software technology license costs are expected to become fully amortized in 2012.

7. DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following at December 31:

	2011	2010
Deferred debt costs:
Cost	$336,646	$207,861
Less: accumulated amortization	(301,306)	(22,471)

Net deferred debt financing costs	$35,340	$185,390

Amortization expense was $278,835 and $22,471 for the years ended December 31, 2011 and 2010. The remaining deferred debt financing costs are expected to become fully amortized in 2012.

8. RESTRICTED CASH

At December 31, 2011, the Company had $25,299 of restricted cash being held in an escrow account relating to recent purchases of the Company’s common stock. In order to qualify for certain State of Minnesota tax credits, the investing shareholders must obtain approval from the State of Minnesota prior to their invested funds being released to the Company. The Company typically expects these funds to be released in 2 to 4 weeks. These funds were released from escrow during January and February of 2012. .

9. RELATED PARTY

At December 31, 2011, the Company had $50,000 of accrued royalties due to a related party which reflected the 2011 minimum royalty license fee that is due to the Mayo Foundation for Medical Education and Research on February 1, 2012. This amount remains unpaid.

As of December 31, 2011, there was unreimbursed business expenses of $17,348 in accounts payable which is due to the CEO.

As of December 31, 2011 and 2010, there was accrued interest payable on long-term convertible debt to a board member of $24,082 and $8,219, respectively. Interest expense on the related party convertible debt for December 31, 2011 and 2010 was $28,575 and $8,219 respectively. During 2011, this board member received 327,250 shares of common stock upon conversion of $212,712 of principal and accrued interest.

Accrued interest and interest expense on long-term promissory notes to board members was $913 and $0, for the years ended December 31, 2011 and 2010, respectively.

10. SHORT TERM CONVERTIBLE PROMISSORY NOTES

At December 31, 2011 and 2010 the Company has short term convertible notes payable of $16,948 and $0 respectively, which are due on demand and accrue interest at .21% interest per annum. The conversion price is 80% of the current fair value of the Company’s common stock.

11. CONVERTIBLE PROMISSORY NOTES

In October 2010, the Company began a $1.5 million private placement convertible notes offering. The notes bear interest at 10% per annum and outstanding principal of the convertible notes mandatorily converts to common stock in one quarter (25%) intervals on each of September 30, 2011, February 29, 2012, July 31, 2012 and December 31, 2012 (each referred to herein as a principal satisfaction date). In addition, the holder can convert all or a portion of the outstanding principal plus accrued interest under the notes into common shares of the Company at any time. Accrued interest was payable on December 31, 2011 and is payable on each of the principal satisfaction dates thereafter in cash or shares of common stock at the election of the holder. The conversion price is equal to the lesser of $0.65 per share or 65% of the volume weighted average price of the common stock for the twenty trading dates preceding a conversion; however, the conversion price shall not be less than $0.25 per share. The Company estimated its common stock fair value to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record. In addition, if the Company had not completed a “reverse merger” with a public entity by March 31, 2011, the holders could demand repayment along with a penalty equal to 25% of the principal balance. The convertible note holders extended the completion date for the reverse merger to the closing date of April 15, 2011 and no debt holders made a demand for payment. A total of $1,347,500 of convertible notes were issued pursuant to this offering during the fourth quarter of 2010 and the first quarter of 2011.

In connection with the notes, during 2011 and 2010, the Company incurred legal costs of $0 and $29,980; respectively, and finder’s fees of $68,250 and $108,425; respectively, which were paid out of the net proceeds to third-party selling agents, and the Company issued warrants to purchase 109,999 and 126,539 shares respectively, of the Company’s common stock to the selling agents. The warrants issued during 2011 and 2010 have a fair market value of $60,535 and $69,456, respectively. Total debt financing costs of $336,646 were capitalized and are being recognized over the term of the related convertible notes using the effective interest rate method.

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

The following is a summary of the convertible notes payable as of December 31, 2011:

Balance at January 1, 2010	$0
Gross proceeds received in 2010 from unrelated parties	422,500
Gross proceeds received in 2010 from related party	400,000

Balance at December 31, 2010	822,500
Gross proceeds received in 2011 from unrelated parties	525,000
Converted to equity in 2011, unrelated parties	(850,000)
Converted to equity in 2011, related party	(200,000)
Balance at December 31, 2011	297,500

Less current maturities for 2012	(297,500)

Long-term convertible debt at December 31, 2011	$0

As of December 31, 2011 and 2010, convertible promissory notes outstanding with related parties aggregated $200,000 and $400,000, respectively.

12. LONG-TERM PROMISSORY NOTES

In November and December, 2011, the Company secured $265,000 of promissory notes from several individuals. One hundred thousand dollars ($100,000) of the promissory notes bear interest at 12% per annum and the principal matures in November and December, 2013. One hundred sixty-five thousand dollars ($165,000) of the promissory notes bear interest at 15% and the principal matures in December, 2013. Accrued interest is payable quarterly on the 1st of January, April, July, and October each year and the final interest paid upon maturity.

In connection with the 12% notes, the individuals received 100,000 warrants. The 15% note holders received 247,500 warrants. See the terms of the warrants in Note 13.

The following is a summary of the promissory notes as of December 31, 2011:

Face amount of notes, related parties	240,000
Face amount of notes, unrelated parties	25,000
Total face amount of notes at December 31, 2011	265,000

Less value assigned to the warrants as a debt discount	(157,128)
Plus accretion of debt discount for 2011	2,209
Balance at December 31, 2011, net	110,081

Future aggregate maturities of long-term promissory notes for the years ending December 31:

	Principal	Discount	Net
2012	$ -	$ -	$ -
2013	$265,000	$(154,919)	$110,081
	$265,000	$(154,919)	$110,081

13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances & Redemptions

During the year ended December 31, 2011, the Company issued the following shares of unregistered common stock:

1)     On April 15, 2011, 1,084,632 shares were issued as part of a recapitalization due to the reverse merger between OnPoint and Vertical Health Solutions, Inc.

2)     From March to November 2011, 735,000 shares of common stock along with warrants to purchase 367,500 shares of common stock were issued at $1.00 per unit price for aggregate cash proceeds of $735,000, less offering costs of $139,398 for net proceeds of $595,602. One unit represented 1 share of stock and .5 warrants.

3)     On June 7, 2011 and September 30, 2011, $1,050,000 of convertible notes and $46,980 of accrued interest was converted to 1,687,663 shares of common stock at $0.65 per share.

During the year ended December 31, 2010, the Company issued the following shares of unregistered common stock.

1)     On June 14, 2010, the Company issued 12,249 common shares designated as founder’s shares. These shares were mistakenly not issued when the initial founder shares were issued back in 2009.

2)     On September 15, 2010, the Company issued 906,500 common shares to select individuals to restart the business. At the time of issuance, the Company was insolvent due to the breach of the Mayo Foundation license agreement and had significant amount of debt on its balance sheet. Therefore, the common shares were recorded at an estimated fair value per share of $0.001 for a total value of $906.

3)     On September 20, 2010, the Company issued 500,000 common shares to the individual shareholders of Healthcare IP Partners, or HIPP, to satisfy outstanding accounts payable due to HIPP aggregating $500,000.

4)     On October 7, 2010, in connection with its reorganization, the Company redeemed 5,706,636 of common shares from certain founding shareholders for no monetary consideration.

Escrow Shares

Upon completion of the Merger, the Company issued an aggregate of 7,143,113 shares of common stock (the “Acquisition Shares”) to the shareholders of OnPoint. Of the 7,143,113 Acquisition Shares, 1,000,000 shares were placed in escrow. Such shares were to be released to the OnPoint stockholders in the event the Company received an aggregate of $1,000,000 in financing on or before December 31, 2011. If such amount was not received on or before December 31, 2011, the 1,000,000 shares would be cancelled. As of December 30, 2011, the Company had received an aggregate amount of $1,000,000 in financing, and the 1,000,000 shares were released from escrow.

Stock Purchase Warrant Grants

For warrants and options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

During the year ended December 31, 2011, the Company issued the following stock warrants:

1)     The Company issued $525,000 of convertible promissory notes, of which the Company provided the selling agent 10% warrant coverage based on the number of shares purchasable upon exercise of the conversion into shares of the Company. The selling agents received 109,999 stock purchase warrants with an exercise price of $1.00 and a term of 5 years. The estimated fair value of these warrants was $60,535 and has been recorded as both an increase to additional paid in capital and deferred financing costs.

2)     In connection with a private equity offering during 2011, 367,500 stock warrants were issued to purchasers of common stock, which have an exercise price of $2.00 per share and a term of 5 years. In addition, 108,750 stock warrants were issued to the selling agent, which have an exercise price of $2.00 per share and a term of 5 years.

3)     In connection with the long-term promissory notes, 347,500 stock warrants were issued to the note holders, which have an exercise price of $1.00 and a term of 10 years.

During the year ended December 31, 2010, the Company issued the following stock warrants:

1)     In connection with the Company’s issuance of $822,500 of convertible promissory notes, the Company provided the selling agent 10% warrant coverage based on the number of shares purchasable upon exercise of the conversion into shares of the Company. The selling agents received 126,538 stock purchase warrants with an exercise price of $1.00 and a term of 5 years. The estimated fair value of these warrants was $69,456 and has been recorded as both an increase to additional paid in capital and deferred debt financing costs.

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted, for which the fair value of the services were not more reliably measurable:

                                                    2011                           2010

Expected dividend yield            0.0%                         0.0%

Risk free interest rate           1.82%-2.56%                 1.64%

Expected life in years                 5 - 10                        5

Expected volatility              117.9%-135.0%             135.0%

The weighted average fair value for all warrants issued in 2011 and 2010 was $0.48 and $0.55, respectively.

The following table summarizes information about the Company’s outstanding warrants as of December 31, 2011:

		Weighted	Weighted
		Average	Remaining
	Stock Warrants	Exercise	Contractual
		Price	Life (years)
Balance outstanding at January 1, 2010	$82,001	$1.00

Granted	126,538	1.00
Exercised	-	-
Forfeited/cancelled	-	-
Balance outstanding at December 31, 2010	208,539	1.00	3.65

Granted	933,749	1.51
Exercised	-	-
Forfeited/cancelled	(50,000)	1.00
Balance outstanding and exercisable at
December 31, 2011	$1,092,288	$1.44	6.19

The following table summarizes the information about stock warrants outstanding as of December 31, 2011:

Exercise	Numbers	Weighted Average
Price	Outstanding	Remaining Life
$1.00	616,038	7.44
$2.00	476,250	4.53
	1,092,288	6.19

Stock Option Grants

In 2011, the Company adopted the Omnibus Incentive Compensation Plan, or 2011 Stock Plan, which authorizes the issuance or transfer of up to 1,600,000 shares of common stock. Pursuant to the 2011 Stock Plan, the share reserve will automatically increase on the first trading day in January each calendar year, by an amount equal to the lesser of 20% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year or 1,000,000 shares.

The 2011 Stock Plan allows for the issuance of incentive and non-qualified stock options and other stock-based awards. Generally stock options are exercisable for a term and price as determined by the board of directors, not to exceed a ten year term. Incentive stock options granted to an employee holding more than 10% of the total combined voting may not exceed a 5 year term.

During 2011 and 2010, the Company granted 450,000 and 1,700,000 stock options respectively, which included 370,000 and 600,000 options issued to Company officers and board members, respectively.

For the years ended December 31, 2011 and 2010, total stock-option compensation expense was $345,716 and $403,372, respectively.

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock options granted:

                                                  2011                       2010

Expected dividend yield     0.0%                      0.0%

Risk free interest rate      1.0%-1.96%             3.85%

Expected life in years          5-10                        10

Expected volatility        126.85%-135%         140.0%

The average fair value of the options issued in 2011 and 2010 was $0.78 and $0.98 respectively. The total value of the 2011 and 2010 option awards of $349,014 and $1,662,378, respectively, will be recognized as compensation expense on a straight line basis over the vesting period of the grants. The stock compensation expense was classified as general and administrative expense. There wasn’t any 2011 or 2010 tax benefit from recording this non-cash expense due to the Company’s full income tax valuation allowance. The 2011 and 2010 stock compensation expense had a $0.04 per share impact on the loss per share. As of December 31, 2011, the unrecognized stock compensation expense is $455,582 and is expected to be recognized over the next 3.33 years.

The Company reviews its option pricing model assumptions on a periodic basis and adjusts them as necessary to ensure an accurate valuation. The expected life of an award was determined based upon the Company’s analysis of expected exercise behavior taking into account various participant demographics and option characteristic criteria. The risk free rate of return is based upon the Treasury Rate for maturities of bond obligations of the U.S. government with terms comparable to the expected life of the options valued. The Company’s estimate of volatility is based upon the observed volatility of capital stock of comparable public companies.

The following table summarizes information about the Company’s outstanding stock options:

		Weighted	Weighted
		Average	Remaining
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value (1)
Balance outstanding at January 1, 2010	100,000	1.00

Granted	1,700,000	1.00
Exercised	-	-
Forfeited/cancelled	(1,100,000)	1.00

Balance outstanding at December 31, 2010	700,000	1.00	7.90	-

Granted	450,000	1.00
Exercised	-	-
Forfeited/cancelled	(100,000)	1.00		-
				-
Balance at December 31, 2011	1,050,000	$1.00	8.46	-
				-
Exercisable at December 31, 2011	390,000	1.00	8.47	-

(1)   The aggregate intrinsic value in the table represents the difference between the estimated stock price on December 31, 2011 and 2010, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010.

The following table summarizes information about the Company’s non-vested stock options:

		Weighted
	Non-Vested	Average
	Stock	Grant
	Options	Price
Balance outstanding at January 1, 2010	$ -	$ -

Granted	1,700,000	0.98
Vested	(1,100,000)	0.98
Forfeited/cancelled	-

Balance outstanding at December 31, 2010	$600,000	0.98

Granted	$450,000	0.78
Vested	$(390,000)	0.81
Forfeited/cancelled	-	-

Balance at December 31, 2011	$ 660,000	0.69

Stock restriction:

As of December 31, 2011, certain founding shareholders holding 1,290,385 shares of the Company’s common stock are restricted from selling any shares until April 15, 2012.

14. INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Current	$ (2,081)	$ -
Deferred	725,000	57,000
Subtotal	722,919	57,000
Change in valuation allowance	(725,000)	(57,000)
Provision for income taxes	$ (2,081)	$ -

The provision for income taxes for the years ended December 31, 2011 and 2010 differs from the amounts that would result by applying the statutory federal income tax rate to the net losses before income taxes as follows:

	2011	2010
Expected federal income tax benefit (34%)	$ (688,000)	$ (405,000)
Expected state tax benefit, net of federal	(121,000)	(72,000)
Research and development credit	(2,081)
Permanent differences	84,000	534,000
Change in valuation	725,000	(57,000)
	$ (2,081)	$ -

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	244,000	45,000
Property, equipment & intangible assets	21,000	15,000
Research and development credit	28,000	-
Capitalized start-up costs	633,000	180,000
Share-based compensation	165,000	126,000
Total deferred tax assets	1,091,000	366,000
Valuation allowance	(1,091,000)	(366,000)
Provision for income taxes	-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized.

The Company estimates that at December 31, 2011, it has cumulative federal and state net operating loss carry forwards of approximately $610,000 and research and development credits of approximately $28,000. Those carry forwards, if not used, will begin to expire in 2029 and continue through 2031. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including sale of stock and the granting of options to purchase stock, could limit the amount of net operating loss carry forwards and credits that may be utilized on an annual basis to offset taxable income in future periods. Such limitations could result in the loss carry forwards expiring before their associated benefits are realized.

15. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2011 and 2010.

	2011	2010

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$ (2,020,104)	$ (1,192,398)
Weighted average of common shares outstanding	9,248,832	10,568,244
Basic net earnings (loss) per share	(0.22)	(0.11)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	(2,020,104)	(1,192,398)
Weighted average of common shares outstanding	9,248,832	10,568,244
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible debt (3)	-	-
Diluted weighted average common shares outstanding	9,248,832	10,568,244
Diluted net income (loss) per share	$ (0.22)	(0.11)

(1)   For the years ended December 31, 2011 and 2010, there were common stock equivalents attributable to outstanding stock options of 1,050,000 and 700,000, respectively. The stock options are anti-dilutive for the years ended December 31, 2011 and 2010 and therefore, have been excluded from diluted earnings (loss) per share.

(2)   For the years ended December 31, 2011 and 2010, there were common stock equivalents attributable to warrants of 1,092,288 and 208,539, respectively. The warrants are anti-dilutive for the years ended December 31, 2011 and 2010 and therefore, have been excluded from diluted earnings (loss) per share.

(3)   For the years ended December 31, 2011 and 2010, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 532,829 and 1,265,385, respectively. The conversion shares are anti-dilutive for the years ended December 31, 2011, and 2010, and therefore, have been excluded from diluted earnings (loss) per share.

16. COMMITMENTS AND CONTINGENCIES

License Agreement

The Company has a perpetual license agreement with Mayo Foundation for Education and Research (see notes 6 and 9) whereby the Company is obligated to make royalty payments aggregating 5% of gross sales relating to the licensed technology with minimum annual royalties of $50,000 for 2011, and $100,000 for 2012 and thereafter. The royalty costs were $50,000 and $0 for 2011 and 2010, respectively, pursuant to this royalty agreement, all of which was unpaid at December 31, 2011 and included in accrued royalties-related party on the accompanying balance sheet.

PIPE Agency Selling Agreement

The Company has two selling agent agreements for its private placement equity offering. Both agreements have selling agent fees that include commissions and expense allowances aggregating 13% of the gross proceeds and the issuance of warrants to purchase a number of the Company’s common shares equal to 10% of the units purchased. The warrants will be exercisable at a price of $2.00 per share for a period of five years following issuance.

17. SUBSEQUENT EVENTS

The Company received $25,000 in additional equity through a private equity offering, subsequent to December 31, 2011. The transaction is a unit offering ($1.00 per unit) that includes one share of common stock with a par value of $0.001 and the purchaser receives a five-year warrant to purchase 0.5 of a share of common stock for each share they purchase, at an exercise price of $2.00 per share.

On February 21, 2012, the Company received a commitment from lenders for $324,000 in long-term convertible debt financing which will be received through April 2012, of which $216,000 has been received as of March 26, 2012. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company shall grant to the lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount. The warrants have an exercise price of $1.25 per share and have a 10 year term from issuance date. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $1.00 per share. If the Company issues or sells any shares of common stock in a private placement at less than $1.00 per share between February 21, 2012 and February 21, 2014, the exercise price of the warrants and the conversion price into common stock will be adjusted proportionally. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that is outstanding as of the issuance date. The Company shall pay up to $6,000 in lender’s legal fees and $32,400 in investment banking fees related to this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of December 31, 2011 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of December 31, 2011, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2011.   Management identified the following material weaknesses:

1. Management did not maintain effective internal controls relating to the quarter-end closing and financial reporting process in adequately preparing account reconciliations pertaining to stock transactions and complicated convertible debt instruments;

2.  The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and

3. Due to our small size, the Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an amendment to the Sarbanes-Oxley Act which exempts Smaller Issuers from the requirements of Section 404(b).

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation

Due to the Company’s limited funds at this time, management believes that the costs of remediation outweigh the benefits. Management continues to discuss additional entity-level controls it can establish in an effort to address the current lack of segregation of duties.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our current executive officers and directors, as well as certain information about them, are set forth below:

Name	Age	Tenure	Position

William T. Cavanaugh	48	2010	President, Chief Executive Officer and Director
Mark Steege	52	2010	Interim Chief Financial Officer, Treasurer and Secretary
Gus Chafoulias	77	2009	Director
Blake Whitney	65	2010	Director
Dr. Richard Lindstrom	64	2010	Director
Tom Tomlinson	49	2010	Director
Chris Hafey	39	2011	Chief Technology Officer

William T. Cavanaugh. William Cavanaugh joined OnPoint in February 2010 as its President. In September 2010, Mr. Cavanaugh assumed the role of Chief Executive Officer and was granted a seat on the Board. Between November 2007 and January 2010, Mr. Cavanaugh was the director of global sales operations and professional services for Vital Images, a publicly held provider of advanced visualization and analysis software for medical imaging. From September 2005 to November 2007, he was a director of development and operations at UnitedHealth Group. Prior to UnitedHealth Group, Mr. Cavanaugh was chief executive officer of Solonis, which he founded in 1991 and grew as a software and professional services business for 11 consecutive years thereafter. Among the experiences, qualifications, attributes and skills that Mr. Cavanaugh brings to the Board are his leadership capabilities in growing a development stage company, a solid medical imaging background, and a passion for delivering innovative solutions to the health care industry. Mr. Cavanaugh has a computer science degree from the University of St. Thomas and MBA from the Kellogg School of Management at Northwestern University.

Mark Steege. Mr. Steege joined OnPoint in November 2010 as its Interim Chief Financial Officer, Treasurer and Secretary. Mr. Steege is also chief financial officer of Titan Ventures, a company that consists of the management arm for retail liquor stores, hotels, commercial real estate, and housing as well as other various investments. He has been employed with Titan since 1993 and chief financial officer since 1995. He has been responsible for financing and maintaining lender relationships having financed in excess of $100,000,000, and is responsible for budgeting and tracking of development projects. Mr. Steege is also involved in leasing and economic review of leases. He is currently chairperson of the Rochester Downtown Alliance and he is on the board of the Rochester Area Family YMCA. He is a member of the Minnesota Society of CPA’s and the American Institute of CPA’s. He received his Bachelor of Arts Degree from Luther College and is a Certified Real Estate Broker.

Gus A. Chafoulias. Mr. Chafoulias has served on the board of OnPoint since February 2009. Mr. Chafoulias is also chairman of the board of Titan Development and Investments, a company he founded in 1977 consisting of retail liquor, hotels, real estate, office building and various other investments. He has successfully developed more than 3 million square feet of apartments and commercial real estate during more than 40 years in the business development business. Mr. Chafoulias is also a United Way Alexis de Tocqueville Society member, Leadership 100 board member, and Blue Cross Blue Shield Champions of Health award winner. He currently serves as chairman on the following private company’s boards: Kardia Health Systems, Inc., GMS of Rochester, Inc., TriPrima, LLC, Andy’s Liquor, Inc., and NISCO, Inc. For the private companies where he serves as chairman, Titan Development and Investments and Andy’s Liquor are the only private companies that are directly or indirectly controlled by Mr. Chafoulias by virtue of his equity ownership in such company. From December 2005 through March 2009, he served on the board of Southwest Casino Corp, a once public company. Among the experiences, qualifications, attributes and skills that Mr. Chafoulias brings to the Board are his extensive leadership capabilities and a wide variety of business experience with a track record of building successful companies.

Blake Whitney. Mr. Blake Whitney has served on the board of OnPoint since December 2010. Since 2006, Mr. Whitney has acted as the President, CEO and Chairman of BW Advisors, Inc., a privately held firm providing specialized healthcare advisory services. Prior to 2006, Mr. Whitney was the President, CEO and Chairman of MDdatacor, Inc., a privately held health data informatics company. Mr. Whitney currently serves as a director on the following boards: Neurostar Inc., Gateway Medical Management Systems, Inc., and ERLink. Within the past five years, Mr. Whitney also served on the boards of the following companies: SendItCertified, dba Privacy Data Systems, and MDdatacor, all of which are privately held firms in the medical technology business. Mr. Whitney has spent his career in healthcare where his experience has spanned medical devices, outsourced diagnostic services, medical product distribution, IT enabled services, web-centric health data management, professional and consumer medical web site, and advisory services to a range of healthcare companies from pre-revenue start-ups to global leaders. Notably, he was on the founding management team and first president of WebMD. Mr. Whitney has a Bachelor of Science from the University of Iowa.

Richard L. Lindstrom MD. Richard L. Lindstrom MD has served on the board of OnPoint since December 2010. Dr. Lindstrom is founder and attending surgeon at Minnesota Eye Consultants, a 21 year old Ophthalmology practice. He is Chairman of the Board and CEO of Lindstrom Restoration/Environmental, a 66 year old family owned construction company focused on insurance restoration. He currently serves on the board of one other public company, Tearlab, a provider of diagnostic systems for eye care practitioners. He also serves on the board of several private companies including TLCVision, Refractec, Acufocus, WaveTec, Encore, RevitalVision, and Improve Your Vision. Dr. Lindstrom is also active on several not for profit boards including the Minnesota Medical Foundation, Inner City Tennis, the American Society of Refractive Surgery and it’s Foundation, the International Society of Refractive Surgery of the American Academy of Ophthalmology, and the Eye Bank Association of America. Dr. Lindstrom invests widely in startup companies and many, including Intralase, eyeonics and LenSx, have been successfully divested. He consults in the Ophthalmology industry and for select Venture Capital companies.

Percy C. (Tom) Tomlinson.  Mr. Tomlinson has served on the board of OnPoint since December 2010. Our Board has designated Mr. Tomlinson as our “audit committee financial expert” as those terms are defined by the regulations of the Securities and Exchange Commission and the NASDAQ listing standards. Mr. Tomlinson currently services as President and CEO of Center for Diagnostic Imaging, Inc., or CDI. After joining CDI in 2002, he held several executive level positions, including CFO and COO. He is currently responsible for the organization’s information technology, marketing, sales and clinical operations functions, which includes 59 medical imaging centers in ten states. Prior to joining CDI in 2002, Mr. Tomlinson was Executive VP and CFO of Department 56, a publicly traded wholesale and retail consumer products company. From 1995 through 1999 Mr. Tomlinson held several executive roles within Apogee Enterprises including; President of Harmon Solutions Group, CFO for the Automotive Group, and Corporate Treasurer. Apogee is a publicly traded company. Throughout his career Mr. Tomlinson has also held a number of finance and business development positions in investment banking and the airline industry. Mr. Tomlinson is also an active investor with ownership interests in a number of finance, real estate, and industrial companies. He is also actively involved in the community having served on the boards of Special Olympics Minnesota and Inner City Christian Ministries. He holds an M.B.A. from Columbia University and a B.A. from the University of St. Thomas.

Chris Hafey.  Mr. Hafey joined OnPoint in May 2011 as its Chief Technology Officer.  Prior to joining OnPoint, Mr. Hafey was Chief Architect for Vital Images, a publicly held provider of advanced visualization and analysis software for medical imaging, from February 2007 through May 2011.  From January 2006 to December 2006, Mr. Hafey was Chief Technology Officer for QiGO, a privately held company.  Prior to QiGO, Mr. Hafey was Director of Engineering at Stentor, Inc. where he lead development of the iSite PACS workstation software from its genesis until the company was acquired by Philips Medical Systems.  He brings a proven track record of leading new development projects as well as extensive experience in the healthcare information technology domain.  Mr. Hafey earned a Bachelor of Science degree in Computer Engineering from California State University Chico.

Qualifications of Directors

In its assessment of each potential candidate, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a Director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each Director be a recognized person of high integrity with a proven record of success in his or her field. Each Director must demonstrate respect for and an ability and willingness to learn corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to ethical business practices. In addition to the qualifications required of all Directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of professional and academic experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company is a U.S. public company that, following the Merger, will be primarily formed to commercialize Magnetic Resonance Imaging quality assurance software technologies. Therefore, the Board believes that a diversity of professional experiences in this software industry, specific knowledge of marketing medical imaging technologies, and knowledge of building start-up companies and of U.S. accounting and financial reporting standards should be represented on the Board.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Director	Title	Material Qualifications
William T. Cavanaugh	President, Chief Executive Officer and Director	• Experience building a profitable business from start-up • High level of financial literacy • Software and medical imaging experience • Experience managing and leading diverse teams
Gus Chafoulias	Chairman and Director	• Extensive business development experience working with major medical institutions • Experience building medical technology companies • Track record of building successful businesses
Blake Whitney	Director

•   Experience securing capital and executing exit strategies in the healthcare marketplace

•   Selling and marketing products to the healthcare industry

•   Extensive business development experience

•   Relevant President/CEO Experience

Dr. Richard Lindstrom	Director

•   Experience investing in and providing guidance to CEO’s of start-up companies

•   Experience as Chairman and CEO of companies with over $20 million in revenues

•   Extensive board of director experience with public companies

•   High level of financial literacy

Tom Tomlinson	Director

•   Performed as Chief Financial Officer of a publicly traded company

•   Extensive operational and leadership experience leading a medical imaging company

•   High level of financial literacy

•   Business development experience

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s equity securities which are registered pursuant to Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to the Company for the fiscal year ended December 31, 2011, other than as set forth below, the Company has determined that the Company’s directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Stephen M. Watters filed a Form 4 on March 17, 2011 to report his acquisition of the right to convert certain outstanding debt of the Company into equity on February 2, 2011. Alfredo Scalzo filed a Form 4 on March 17, 2011 to report his acquisition of the right to convert certain outstanding debt of the Company into equity on February 2, 2011. Mayo Foundation for Medical Education & Research filed a Form 3 on May 18, 2011 to report its position as a reporting person commencing on April 15, 2011. Mark Steege filed a Form 4 on May 25, 2011 to report his receipt of options to purchase 20,000 shares of our common stock on May 11, 2011. Chris Hafey filed a Form 3 on June 7, 2011 to report his position as a reporting person commencing on May 23, 2011.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Market by filing such amendment or waiver with the SEC.

Item 11. Executive Compensation.

Executive Officers and Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our current Chief Executive Officer, our Interim Chief Financial Officer, and our other executive officers, for services rendered in all capacities during the noted periods.

Summary Compensation Table

Name and Principal	Title(s)	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in	All other	Total
Position			($)	($)	Awards	Awards	Incentive Plan	Pension Value	Compensation	($)
					($)(1)	($)(1)	Compensation	and Nonqualified	($)(2)
							($)	Deferred
								Compensation
								Earnings
								($)

Stephen M. Watters	Chief Executive Officer	2011	-	-	-	-	-	-	-	-
	President	2010	-	-	-	-	-	-	12,000	12,000(4)
	Chief Financial Officer
	Secretary(3)
William T. Cavanaugh	Chief Executive Officer	2011	234,712	-	-	-	-	-	-	234,712
	President(5)	2010	222,000(6)	-	800(5)	586,740(7)	-	-	-	809,540
Mark Steege	Interim Chief Financial Officer	2011	-	-	-	17,021(9)	-	-	-	17,021
	Treasurer	2010	-	-	-	-	-	-	-	-
	Secretary(8)
Chris Hafey	Chief Technology Officer(10)	2011	117,445	-	-	170,153	-	-	-	287,598
		2010	-	-	-	-	-	-	-	-

(1)	Represents the grant date fair value of the related stock or option award in accordance with FASB ASC Topic 718.

(2)	Other compensation in the form of perquisites and other personal benefits or property have been omitted in those instances where such perquisites and other personal benefits or property constituted less than $10,000 in the aggregate for the fiscal year.

(3)	Mr. Stephen M. Watters resigned from all offices he held with the Company on April 15, 2011.

(4)	Mr. Watters received a stipend of $1,000 per month as compensation for his services as Chief Executive Officer of the Company during 2010.

(5)	On April 15, 2011, in connection with the Merger, Mr. Cavanaugh became the Chief Executive Officer and President of the Company. Prior to April 15, 2011, Mr. Cavanaugh served at OnPoint as Chief Executive Officer and President. The compensation shown in this table includes the amount Mr. Cavanaugh received from OnPoint prior to the consummation of the Merger.

(6)	Mr. Cavanaugh joined OnPoint in February 2010. OnPoint has agreed to pay Mr. Cavanaugh an annual salary of $240,000 per year, and he received a grant of options to purchase 600,000 shares of common stock in February 2010.

(7)	Mr. Cavanaugh received 800,000 shares of common stock on September 15, 2010 as a special one-time grant to build and lead the business.

(8)	On April 15, 2011, in connection with the Merger, Mr. Steege became the Interim Chief Financial Officer, Treasurer and Secretary of the Company. Prior to April 15, 2011, Mr. Steege joined OnPoint in November 2010 and agreed to act as Interim Chief Financial Officer, Treasurer and Secretary, without compensation from OnPoint, until such time as the Board appoints a new Chief Financial Officer, Treasurer and Secretary. The Board may determine to grant Mr. Steege equity or monetary compensation in the future.

(9)	Mr. Steege received a grant of options to purchase 20,000 shares of common stock in May 2011.

(10)	Mr. Hafey joined OnPoint in May 2011. OnPoint has agreed to pay Mr. Hafey an annual salary of $190,000 per year, and he received a grant of options to purchase 200,000 shares of common stock in May 2011.

Long-Term Incentive Plan

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Compensation of Directors

The following table shows amounts earned by each director not also serving as an officer during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gus Chafoulias	—	—	18,747	—	—	—	18,747
George Danko (2)	—	—	18,747	—	—	—	18,747
Blake Whitney	—	—	18,747	—	—	—	18,747
Dr. Richard Lindstrom	—	—	18,747	—	—	—	18,747
Tom Tomlinson	—	—	18,747	—	—	—	18,747

(1)   Represents the grant date fair value of the related stock or option award in accordance with FASB ASC Topic 718.

(2)   Mr. Danko resigned from his position as a director of the Company effective as of March 16, 2012.

During the year ended December 31, 2010 and 2011, the Company did not pay any director fees for each meeting attended by such director. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board. There was no monetary compensation paid to our non-employee directors during the year ended December 31, 2010 or 2011.

In 2011, each non-employee director of the Company’s subsidiary OnPoint received options to purchase up to 30,000 shares of common stock from OnPoint for their service on OnPoint’s Board of Directors for the fiscal year ended December 31, 2011.

The Company is reviewing its compensation policies for non-employee directors and anticipates that it may adjust the compensation paid to its non-employee directors in the near future.

Bonuses and Deferred Compensation

Except for the compensation and 2011 Stock Plan disclosed herein, the Company does not have any bonus, deferred compensation or retirement plan.

Equity Compensation Plan

Prior to the Merger, OnPoint maintained the 2011 Stock Plan providing for the issuance of up to 1,600,000 shares of its common stock and had issued under such Plan options to purchase 450,000 shares of its common stock. Following the Merger, outstanding grants under the 2011 Stock Plan continued in effect in accordance with their terms. Upon the close of the Merger, the Company adopted and assumed OnPoint’s 2011 Stock Plan.

The purpose of our 2011 Stock Plan is to attract and retain employees, non-employee directors and consultants and advisors. Our 2011 Stock Plan provides for the issuance of incentive stock options, nonqualified stock options, stock awards, stock units, performance units, SARs and other stock-based awards. Our 2011 Stock Plan also provides for the issuance of annual bonus awards, intended to qualify as “qualified performance-based compensation” for purposes of Section 162(m) of the Code, to selected executive employees. Our 2011 Stock Plan is intended to provide an incentive to participants to contribute to our economic success by aligning the economic interests of participants with those of our stockholders.

Administration. Our 2011 Stock Plan may be administered by our Board of Directors or by a committee appointed by our Board of Directors, which we refer to as the Committee. The Committee will determine all of the terms and conditions applicable to grants under our 2011 Stock Plan. The Committee will also determine who will receive grants under our 2011 Stock Plan and the number of shares of common stock that will be subject to grants, except that grants to members of the Committee must be authorized by a disinterested majority of our Board of Directors. To the extent that our Board of Directors administers the 2011 Stock Plan, references to the “Committee” herein refer to our Board of Directors.

Awards. Our 2011 Stock Plan authorizes the issuance or transfer of up to 1,600,000 shares of common stock. During the term of our 2011 Stock Plan, the share reserve will automatically increase on the first trading day in January each calendar year, beginning in calendar year 2012, by an amount equal to the lesser of 20% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year or 1,000,000 shares.

In addition, if any shares of our common stock are surrendered in payment of the exercise price of an option or stock appreciation right, the number of shares available for issuance under our 2011 Stock Plan will be reduced only by the net number of shares actually issued upon exercise and not by the total number of shares under which such option or stock appreciation right is exercised. If shares of our common stock otherwise issuable under our 2011 Stock Plan are withheld in satisfaction of the withholding taxes incurred in connection with the issuance, vesting or exercise of any grant or the issuance of our common stock, then the number of shares of our common stock available for issuance under our 2011 Stock Plan shall be reduced by the net number of shares issued, vested or exercised under such grant. If any grants are paid in cash, and not in shares of our common stock, any shares of our common stock subject to such grants will also be available for future grants.

Our 2011 Stock Plan also contains annual limits of shares for all individual grants measured in 500,000 shares of common stock and $1,000,000, for all grants measured in cash dollars. Both limits are subject to adjustment as described in our 2011 Stock Plan.

Adjustments. In connection with stock splits, stock dividends, recapitalizations and certain other events affecting common stock, the Committee will make adjustments as it deems appropriate in the maximum number of shares of common stock reserved for issuance as grants, the maximum number of shares of common stock that any individual participating in our 2011 Stock Plan may be granted in any year, the number and kind of shares covered by outstanding grants, the kind of shares that may be issued or transferred under our 2011 Stock Plan, and the price per share or market value of any outstanding grants.

Eligibility. All of our employees are eligible to receive grants under our 2011 Stock Plan. In addition, our non-employee directors and consultants and advisors who perform services for us may receive grants under our 2011 Stock Plan.

Vesting. The Committee determines the vesting of awards granted under our 2011 Stock Plan.

Options. Under our 2011 Stock Plan, the Committee will determine the exercise price of the options granted and may grant options to purchase shares of common stock in such amounts as it determines. The Committee may grant options that are intended to qualify as incentive stock options under Section 422 of the Code, or nonqualified stock options, which are not intended to so qualify. Incentive stock options may only be granted to employees. Anyone eligible to participate in our 2011 Stock Plan may receive a grant of nonqualified stock options. The exercise price of a stock option granted under our 2011 Stock Plan cannot be less than the fair market value of a share of our common stock on the date the option is granted. If an incentive stock option is granted to a 10% stockholder, the exercise price cannot be less than 110% of the fair market value of a share of our common stock on the date the option is granted. The exercise price for any option is generally payable in cash; in certain circumstances as permitted by the Committee, by the surrender of shares of our common stock with an aggregate fair market value on the date the option is exercised equal to the exercise price; by payment through a broker in accordance with procedures established by the Federal Reserve Board; by surrender of the vested portion of the option to us for an appreciation distribution payable in shares of our common stock with a fair market value at the time of the option surrender equal to the dollar amount by which the then fair market value of the shares of our common stock subject to the surrendered portion exceeds the aggregate exercise price. The term of an option cannot exceed ten years from the date of grant, except that if an incentive stock option is granted to a 10% stockholder, the term cannot exceed five years from the date of grant.

Except as provided in the grant instrument or as otherwise determined by the Committee, an option may only be exercised while a grantee is employed by or providing service to us or during an applicable period after termination of employment or service.

Stock Awards. Under our 2011 Stock Plan, the Committee may grant stock awards. A stock award is an award of our common stock that may be subject to restrictions as the Committee determines. The restrictions, if any, may lapse over a specified period of employment or based on the satisfaction of pre-established criteria, in installments or otherwise, as the Committee may determine. Except to the extent restricted under the grant instrument relating to the stock award, a grantee will have all of the rights of a stockholder as to those shares, including the right to vote and the right to receive dividends or distributions on the shares. All unvested stock awards are forfeited if the grantee’s employment or service is terminated for any reason, unless the Committee determines otherwise.

Stock Units. Under our 2011 Stock Plan, the Committee may grant stock units to anyone eligible to participate in our 2011 Stock Plan. Stock units are phantom units that represent shares of our stock. Stock units become payable on terms and conditions determined by the Committee and will be payable in cash or shares of our stock as determined by the Committee. All unvested stock units are forfeited if the grantee’s employment or service is terminated for any reason, unless the Committee determines otherwise.

Performance Units. Under our 2011 Stock Plan, the Committee may grant performance units to anyone eligible to participate in our 2011 Stock Plan. Performance units represent a participating interest in a special bonus pool tied to the attainment of pre-established corporate performance objectives based on one or more performance goals or the right to receive a targeted dollar amount tied to the attainment of pre-established corporate performance objectives based on one or more performance goals. The amount of the bonus pool and the targeted dollar amounts may vary based on the level at which the applicable performance objectives are attained. The value of each performance unit which becomes due and payable upon the attained level of performance shall be determined by dividing the amount of the resulting bonus pool, if any, by the total number of performance units issued and outstanding at the completion of the applicable performance period or based on the threshold, target and maximum amounts that may be paid if the performance goals are met. Performance units become payable on the attainment of the applicable performance objectives as determined by the Committee and will be payable in cash, in shares of common stock, or in a combination of cash and shares of common stock, as determined by the Committee. All unvested performance units are forfeited if the grantee’s employment or service is terminated for any reason, unless the Committee determines otherwise.

Other Stock-Based Awards. Under our 2011 Stock Plan, the Committee may grant other types of awards that are based on, measured by or payable to anyone eligible to participate in our 2011 Stock Plan in shares of common stock, including SARs. The Committee will determine the terms and conditions of such awards, including the base amount of a SAR, which will not be less than the fair market value of a share of our common stock on the date the SAR is granted. Other stock-based awards may be payable in cash, shares of common stock or a combination of the two.

Dividend Equivalents. Under our 2011 Stock Plan, the Committee may grant dividend equivalents in connection with grants of stock units or other stock-based awards made under our 2011 Stock Plan. Dividend equivalents entitle the grantee to receive amounts equal to ordinary dividends that are paid on the shares underlying a grant while the grant is outstanding. The Committee will determine whether dividend equivalents will be paid currently or credited to a bookkeeping account as a dollar amount or in the form of stock units. Dividend equivalents may be paid in cash, in shares of common stock or in a combination of the two. The Committee will determine whether dividend equivalents will be conditioned upon the exercise, vesting or payment of the grant to which they relate and the other terms and conditions of the grant.

Qualified Performance-Based Compensation. Our 2011 Stock Plan permits the Committee to impose performance goals that must be met with respect to grants of stock awards, stock units, performance units, other stock-based awards and dividend equivalents that are intended to meet the exception for qualified performance-based compensation under Section 162(m) of the Code. Prior to or soon after the beginning of a performance period, the Committee will establish the performance goals that must be met, the applicable performance periods, the amounts to be paid if the performance goals are met and any other conditions.

The performance goals, to the extent designed to meet the requirements of Section 162(m) of the Code, will be based on one or more of the following criteria: cash flow; earnings (including gross margin, earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation, amortization and charges for stock-based compensation, earnings before interest, taxes, depreciation and amortization, and net earnings); earnings per share; growth in earnings or earnings per share; stock price; return on equity or average stockholder equity; total stockholder return or growth in total stockholder return either directly or in relation to a comparative group; return on capital; return on assets or net assets; revenue, growth in revenue or return on sales; income or net income; operating income, net operating income or net operating income after tax; operating profit or net operating profit; operating margin; return on operating revenue or return on operating profit; regulatory filings; regulatory approvals, litigation and regulatory resolution goals; other operational, regulatory or departmental objectives; budget comparisons; growth in stockholder value relative to established indexes, or another peer group or peer group index; development and implementation of strategic plans and/or organizational restructuring goals; development and implementation of risk and crisis management programs; improvement in workforce diversity; compliance requirements and compliance relief; accreditation goals; safety goals; project goals; productivity goals; workforce management and succession planning goals; economic value added (including typical adjustments consistently applied from generally accepted accounting principles required to determine economic value added performance measures); growth and innovation of technologies or delivery methods; growth of customer or subscriber base; measures of customer satisfaction, employee satisfaction or staff development; development or marketing collaborations, formations of joint ventures or partnerships or the completion of other similar transactions intended to enhance the Corporation’s revenue or profitability or enhance its customer base; merger and acquisitions; and other similar criteria consistent with the foregoing. If dividend equivalents are granted as qualified performance-based compensation, the maximum amount of dividend equivalents that may be accrued by a grantee in a calendar year is $1.0 million.

Change of Control. If we experience a change of control, unless the Committee determines otherwise, all outstanding options and SARs will automatically accelerate and become fully exercisable, the restrictions and conditions on all outstanding stock awards will immediately lapse and all grantees holding stock units, performance units, dividend equivalents and other equity-based awards will receive a payment in settlement of such grants in an amount determined by the Committee. The Committee may also provide that:

•        Grantees will be required to surrender their outstanding stock options and SARs in exchange for a payment, in cash or shares of common stock, equal to the difference between the exercise price and the fair market value of the underlying shares of common stock;

•        After grantees have the opportunity to exercise their stock options and SARs, any unexercised stock options and SARs will be terminated on the date determined by the Committee; or

•        All outstanding stock options and SARs not exercised will be assumed or replaced with comparable options or rights by the surviving corporation (or a parent or subsidiary of the surviving corporation) and other outstanding grants will be converted to similar grants of the surviving corporation (or a parent or subsidiary of the surviving corporation) as determined by the Committee.

In general terms, a change of control under our 2011 Stock Plan occurs if:

•        A person, entity or affiliated group, with certain exceptions, acquires more than 50% of our then outstanding voting securities;

•        We merge into another entity unless the holders of our voting shares immediately prior to the merger have at least 50% of the combined voting power of the securities in the merged entity or its parent;

•        We merge into another entity and the members of the Board of Directors prior to the merger would not constitute a majority of the board of the merged entity or its parent;

•        We sell or dispose of all or substantially all of our assets;

•        We are liquidated or dissolved; or

•        A majority of the members of our Board of Directors is replaced during any 12-month period or less by directors whose appointment or election is not endorsed by a majority of the incumbent directors.

Cash Bonus Awards. Our 2011 Stock Plan authorizes the Committee to grant cash bonus awards, which are intended to qualify as “qualified performance-based compensation” for purposes of Section 162(m) of the Code, to executive employees as selected by the Committee. The Committee will impose and specify the performance goals that must be met with respect to the grant of cash bonus awards and the performance period for the performance goals. To satisfy the requirements of Section 162(m) of the Code for qualified performance-based compensation, the Committee will establish in writing the performance goals that must be met in order to receive payment for the bonus award, the maximum amounts to be paid if the performance goals are met, performance threshold levels that must be met to receive payment for the bonus award, and any other conditions the Committee determines and to be consistent with the requirements of Section 162(m) of the Code.

The Committee will use performance goals based on one or more criteria as described above for qualified performance-based compensation.

Separate and apart from the cash bonus awards, the Committee may also grant to selected executive employees other bonuses which may be based on individual performance, our performance or such other criteria as determined by the Committee.

Deferrals. The Committee may permit or require grantees to defer receipt of the payment of cash or the delivery of shares of common stock that would otherwise be due to the grantee in connection with a grant under our 2011 Stock Plan. The Committee will establish the rules and procedures applicable to any such deferrals, consistent with the requirements of Section 409A of the Code.

Repricing. The Committee may cancel, with the consent of the affected holders, any or all of the outstanding options or SARs, and in exchange for (i) new options or SARs with an exercise price or base amount per share not less than the fair market value per share of our common stock on the new grant date or (ii) cash or shares of our common stock. The Committee shall also have the authority, with the consent of the affected holders, to reduce the exercise price or base amount of one or more outstanding options or SARs to the then current fair market value per share of our common stock or issue new options or SARs with a lower exercise price or base amount.

Amendment; Termination. Our Board of Directors may amend or terminate our 2011 Stock Plan at any time; except that our stockholders must approve any amendment if such approval is required in order to comply with the Code, applicable laws, or applicable stock exchange requirements. Unless terminated sooner by our board or extended with stockholder approval, our 2011 Stock Plan will terminate on the day immediately preceding the tenth anniversary of the date on which the underwriting agreement related to this offering is signed.

Foreign Participants. If any individual who receives a grant under our 2011 Stock Plan is subject to taxation in countries other than the U.S., our 2011 Stock Plan provides that the Committee may make grants to such individuals on such terms and conditions as the Committee determines appropriate to comply with the laws of the applicable countries.

Clawback Right. The 2011 Stock Plan authorizes the Committee to provide in a grant instrument that, if a participant breaches any restrictive covenant agreement or otherwise engages in activities that constitute cause, all grants shall terminate, and the Company may rescind the exercise of an option or SAR and the vesting of any other grant and delivery of shares upon such exercise or vesting.

Employment Contracts, Termination of Employment and Change of Control Arrangements

We do not have any employment agreements with key executives.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at December 31, 2011 for each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen M. Watters	—		—	—	—	—	—	—	—	—

William T. Cavanaugh	150,000	(1)	450,000	—	1.00	02/01/2020	—	—	—	—

Mark Steege	12,500	(2)	7,500	—	1.00	05/31/2016	—	—	—	—

Chris Hafey	50,000	(3)	150,000	—	1.00	05/23/2021	—	—	—	—

(1)   As of December 31, 2011, 150,000 options are fully vested. After December 31, 2011, 150,000 of such options vest on each of February 1, 2012, February 1, 2013 and February 1, 2014 such that the entire option grant is fully vested on February 1, 2014.

(2)   As of December 31, 2011, 12,500 options are fully vested. After December 31, 2011, 2,500 of such options shall vest quarterly such that the entire option grant is fully vested on September 30, 2012.

(3)   As of December 31, 2011, 50,000 options are fully vested. After December 31, 2011, 37,500 of such options vest on each of May 23, 2012, May 23, 2013, May 23, 2014 and May 23, 2015 such that the entire option grant is fully vested on May 23, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table sets forth, as of March 26, 2012 certain information with respect to the beneficial ownership of the Company’s Common Stock by:

•        each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding securities;

•        each current director and each nominee for director of the Company;

•        each of the named executive officers of the Company listed below in the table under the caption “Executive Compensation”; and

•        all current directors, nominee directors and executive officers as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of OnPoint Medical Diagnostics, 7760 France Avenue South, 11th Floor, Minneapolis, MN 55435.

Name and Address of	Number of Shares
Beneficial Holder	Beneficially(1) Owned	Common Stock (%)(2)
Directors and Executive Officers
William T. Cavanaugh(3)(4)	1,100,000	10.07%
Mark Steege(3)	50,000	*
Gus Chafoulias(3)(5)	942,500	8.81%
Blake Whitney(3)(6)	52,500	*
Dr. Richard Lindstrom(3)(7)	1,065,951	9.77%
Tom Tomlinson(3)(8)	30,000	*
Chris Hafey(3)(9)	50,000	*
Total Directors and Executive
Officers	3,290,951	28.80%
5% Stockholders
Mayo Foundation for Medical
Education and Research	1,111,000	10.46%

*Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s stock.

(2)	Based on 10,625,408 shares of Common Stock issued and outstanding as of March 12, 2012.

(3)	Effective on April 15, 2011, Mr. William T. Cavanaugh was appointed Chief Executive Officer, President and Director, Mr. Mark Steege was appointed Interim Chief Financial Officer, Treasurer and Secretary, and Mr. Gus Chafoulias, Mr. Blake Whitney, Dr. Richard Lindstrom and Mr. Tom Tomlinson were nominated as Directors. Mr. Gus Chafoulias, Mr. Blake Whitney, Dr. Richard Lindstrom and Mr. Tom Tomlinson were appointed effective as of April 22, 2011, the tenth day following the filing of the Information Statement on Schedule 14f-1. Chris Hafey joined the Company as Chief Technology Officer on May 23, 2011.

(4)	Includes 800,000 shares of common stock and 150,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 12, 2012.

(5)	Includes 870,000 shares of common stock, 5000 warrants and 30,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 26, 2012.

(6)	Includes 22,500 warrants and 30,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 26, 2012.

(7)	Includes 73,496 shares of common stock held by Lindstrom Family Limited Partnership #2, 327,250 shares held by Dr. Lindstrom, 30,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 26, 2012, 385,205 shares issuable upon conversion of the 10% Notes held by Dr. Lindstrom (at an assumed conversion price of $0.65 per share) and 250,000 warrants held by Dr. Lindstrom.

(8)	Includes 30,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 26, 2012.

(9)	Includes 50,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 26, 2012.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans that have been approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,050,000	$1.00	550,000
Total	1,050,000	$1.00	550,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We believe that material affiliated transactions and loans, and business relationships entered into by us with certain of our officers, directors and principal shareholders or their affiliates were on terms no less favorable than we could have obtained from independent third parties. Any future transactions between us and our officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

The following is a description of transactions to which the Company has been a party, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, and in which any of the Company’s directors, executive officers or holders of more than 5% of the Company’s capital stock had or will have a direct or indirect material interest, other than compensation, termination and change in control arrangements, which are described herein. The Company believes the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Convertible Note Financing

In the fourth quarter of 2010 and through March 2, 2011, we offered and sold 10% convertible promissory notes, referred to herein as the Promissory Notes, to accredited investors and raised a total of $1,347,500. Dr. Lindstrom, one of our Board members, participated in the convertible note offering, whereby he purchased an aggregate of $400,000 of convertible promissory notes.

As of December 31, 2011, there are $297,500 of Promissory Notes outstanding, and neither the Company nor OnPoint has made any principal or interest payments in cash on the Promissory Notes.

Private Placement Financing

On November 17, 2011, we completed the initial closing of a private placement of 10,000 units, at a purchase price of $1.00 per unit, for approximately $10,000 in gross proceeds. Each unit consisted of one share of common stock, par value $0.001 per share and a warrant to purchase 0.5 shares of Common Stock. Mr. Chafoulias, one of our Board members, participated in the initial closing, whereby he purchased 10,000 units for approximately $10,000 and received warrants to purchase 5,000 shares of Common Stock at an exercise price of $2.00 per share.

November 2011 Bridge Financing

On November 25, 2011, we issued a promissory note to Dr. Lindstrom, a member of our Board of Directors, whereby we may borrow, from time to time, up to $200,000 from Dr. Lindstrom. Upon the execution of the note, Dr. Lindstrom remitted $50,000 to us. Prior to the maturity of the note, we may request that Dr. Lindstrom advance additional funds to us in increments of $10,000 up to the maximum loan amount. The note accrues interest at a rate of 12% per annum and such interest is payable in quarterly installments beginning on January 1, 2012 until the note is repaid in full. The note will mature on November 25, 2013. In connection with each advance, we will issue Dr. Lindstrom a ten-year warrant to purchase a number of shares of our common stock equal to the quotient of the amount of such advance divided by $1.00. These warrants have an exercise price of $1.00 per share.

As of December 31, 2011, the outstanding aggregate principal amount of this note was $100,000, and we had not made any payments of principal or interest thereunder.

December 2011 Bridge Financing

On December 30, 2011, we issued $165,000 in promissory notes to certain investors. Three of our Board members participated in this note offering: Richard Lindstrom, who purchased $100,000 of notes; Gus Chafoulias, who purchased $25,000 of notes; and Blake Whitney, who purchased $15,000 of notes. These notes accrue interest at a rate of 15% per annum and such interest is payable in quarterly installments beginning on January 1, 2012 until the notes are repaid in full. These notes will mature on December 30, 2013. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 247,500 shares of our common stock. These warrants have an exercise price of $1.00 per share.

As of December 31, 2011, the outstanding aggregate principal amount of these notes was $165,000, and we had not made any payments of principal or interest thereunder.

Director Independence

The Board currently consists of Mr. William T. Cavanaugh, Mr. Gus Chafoulias, Mr. Blake Whitney, Dr. Richard Lindstrom and Mr. Tom Tomlinson.  In addition, our Board has an audit committee, a compensation committee and a nominating and corporate governance committee.  Each committee consists solely of independent directors.  Our Board has determined that each of Mr. Gus Chafoulias, Mr. Blake Whitney, Dr. Richard Lindstrom and Mr. Tom Tomlinson are independent.  Mr. Cavanaugh is not independent because he is also an officer of the Company.  The determination of independence of directors has been made using the definition of “independent director” contained under Rule 5605(a)(2) of the Rules of NASDAQ stock market.

Item 14. Principal Accounting Fees and Services.

On May 11, 2011, we engaged Moquist Thorvilson Kaufmann & Pieper LLC ("MTK") to serve as our independent registered public accountants for the fiscal year ending December 31, 2011. Brimmer, Burek&Keelan, LLP audited the financial statements for our fiscal year ended December 31, 2010 and was dismissed as our auditors on May 11, 2011.

Fees paid to Brimmer, Burek&Keelan, LLP during the last two years were as follows:

	2011	2010
Audit Fees	$10,969	$24,000
Audit-Related Fees	—	—
Tax Fees	—	---
All Other Fees	—	—
Total Fees	$10,969	$24,000

Fees paid to Moquist Thorvilson Kaufmann & Pieper, LLC were as follows:

	2011	2010
Audit Fees (1)	$56,495	19,876
Audit-Related Fees (2)	32,430	---
Tax Fees	3,797	2,457
All Other Fees	—	—
Total Fees	$92,722	22,333

(1)	The amount billed to us for professional services related to the audit of our annual financial statements as of December 31, 2011 and included our quarterly reports on Form 10-Q during 2011. For 2010, MTK audited the financial statements of OnPoint Medical Diagnostics, Inc. as of December 31, 2010.

(2)	This amount was billed to us for professional services provided primarily in connection with the Form 8-K that we filed in connection with the reverse acquisition of OnPoint. This included the billed services addressing the SEC comments received for the filing.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors in 2011 and 2010 were pre-approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements filed as part of this report are listed on the Index to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 26, 2012	By:	/s/ William T. Cavanaugh
William T. Cavanaugh President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Cavanaugh	President, Chief Executive Officer and Director	March 26, 2012
William T. Cavanaugh	(Principal Executive Officer)
/s/ Mark Steege	Interim Chief Financial Officer, Treasurer and Secretary	March 26, 2012
Mark Steege	(Principal Financial and Accounting Officer)
/s/ Gus Chafoulias	Director	March 26, 2012
Gus Chafoulias
/s/ Blake Whitney	Director	March 26, 2012
Blake Whitney
/s/ Richard Lindstrom	Director	March 26, 2012
Richard Lindstrom
/s/ Tom Tomlinson	Director	March 26, 2012
Tom Tomlinson

EXHIBIT INDEX

Exhibit Nos.

2.1	Agreement and Plan of Merger, dated as of February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., on the one hand, and Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 7, 2011).

3.1	Amended and Restated Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on February 28, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.2	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on June 21, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.3	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on December 16, 2005 (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.4	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on November 14, 2007 (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.5	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on March 31, 2011 (incorporated herein by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.6	By-Laws of Vertical Health Solutions, Inc. (incorporated herein by reference to Exhibit 3.2 to Form SB-2, File No. 333-74766).

3.7	Certificate of Incorporation of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.8	Bylaws of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form SB-2, File No. 333-74766).

4.2	Form of OnPoint Convertible Promissory Notes (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.3	Form of OnPoint Warrant (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.4	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2011).

4.5	Form of Bridge Note Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 1, 2011).

4.6	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012).

4.7	Form of Bridge Note Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012).

10.1+	Restated and Amended License Agreement, effective as of November 12, 2010, between Mayo Foundation for Medical Education and Research and OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2012).

10.2	Form of Note Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2011).

10.3	2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.4	Form of 2011 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.5	Form of 2011 Omnibus Incentive Compensation Plan Incentive Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.6	Share Escrow Agreement, dated April 15, 2011, by and among the Company, OnPoint and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.8	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.9	Placement Agency Agreement, dated March 3, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.10	PIPE Escrow Agreement, dated March 3, 2011, by and among Vertical Health Solutions, Inc., OnPoint Medical Diagnostics, Inc. and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.11	Form of Bridge Note Conversion Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.12	Final Amendment to the Selling Agency Agreement, dated June 28, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 5, 2011).

10.13	Summary of Terms of Oral Loan Agreement between the Company and Vitality Systems, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.14	Summary of Terms of Oral Loan Agreement between the Company and Steve Watters (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.15	Summary of Terms of Oral Agreement between Gus Chafoulias and Mark Steege (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.16	Summary of Terms of Oral Agreement between the Company and Healthcare IP Partners, LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.17	Summary of Terms of Oral Agreement between the Company and Rainwater Capital Partners, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.18	Form of Subscription Agreement for 2009 Common Stock Offering (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.19	Form of Subscription Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.21	Selling Agency Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on September 20, 2011).
10.22	Form of Subscription Agreement, filed herewith.

10.23	Form of Registration Rights Agreement, filed herewith.

16.1	Letter from Brimmer, Burek&Keelan LLP, dated May 13, 2011, regarding change in certifying accountant (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on May 13, 2011).

31.1	Certification of Principal Executive Officer under Rule 13a-14(a) and Rule 15d-14(a), filed herewith.

31.2	Certification of Principal Financial Officer under Rule 13a-14(a) and Rule 15d-14(a), filed herewith.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer under 18 USC 1350, furnished herewith.

+ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

