Form 10-Q
period 2012-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2012-05-17
CIK 1163332

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

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

______________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]

The number of shares of the registrant’s common stock outstanding as of May 10, 2012 was 10,785,700 .

VERTICAL HEALTH SOLUTIONS, INC.

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION	Page No
ITEM 1	FINANCIAL STATEMENTS (unaudited):
	Consolidated Balance Sheets as of March 31, 2012
	and December 31, 2011	3
	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2012 and 2011
	and the period from February 1, 2009 (inception) to March 31, 2012	4
	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2012 and 2011
	and the period from February 1, 2009 (inception) to March 31, 2012	5
	Notes to Consolidated Financial Statements	6
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	20
ITEM 4	CONTROLS AND PROCEDURES	21

PART II:	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	21
ITEM 1A	RISK FACTORS	21
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	26
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4	MINE SAFETY DISCLOSURES	28
ITEM 5	OTHER INFORMATION	28
ITEM 6	EXHIBITS	28
SIGNATURES		29

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$ 27,001	$ 168,780
Restricted cash	-	25,299
Accounts receivable	10,000	-
Prepaid expenses and other current assets	14,340	56,920
Total current assets	51,341	250,999

Property and equipment, net	3,563	4,228
Software development costs, net	331,161	349,558
Software technology license, net	11,112	19,445
Deferred financing costs, net	60,157	35,340

Total assets	$ 457,334	$ 659,570

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 237,496	$ 214,317
Short-term convertible notes payable	16,948	16,948
Accrued interest payable	13,553	35,270
Accrued payroll and benefits	5,493	13,961
Accrued royalties-related party	62,500	50,000
Deferred revenue	4,608	-
Accrued other expenses	17,100	2,700
Current maturities of long-term convertible debt	265,000	297,500
Total current liabilities	622,698	630,696

Warrant derivative liability	287,801	-
Long-term promissory notes, net of discounts	129,725	110,081
Long-term convertible debt, net of current maturities and discounts	9,706	-
Total liabilities	1,049,930	740,777

Stockholders' deficit:
Common stock, $0.001 par value, 250,000,000 shares
authorized; 10,785,700 and 10,650,408 issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	10,786	10,651
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2012 and December 31,
2011, respectively	-	-
Additional paid in capital	4,300,535	4,179,412
Deficit accumulated during the development stage	(4,903,917)	(4,271,270)

Total stockholders' deficit	(592,596)	(81,207)

Total liabilities and stockholders' deficit	$ 457,334	$ 659,570

	-

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

STATEMENTS OF OPERATIONS

			Period from
	Three Months	Three Months	Inception
	Ended	Ended	(February 1, 2009) to
	March 31, 2012	March 31, 2011	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)
Revenues	$ 11,873	$ -	$ 11,873
Costs of revenues	20,200	-	20,200
Gross loss	(8,327)	-	(8,327)

Operating expenses:
Research and development	104,816	-	350,843
General and administrative	386,992	261,035	3,681,681
Merger related costs	-	107,793	347,312

Total operating expenses	491,808	368,828	4,379,836

Loss from operations	(500,135)	(368,828)	(4,388,163)

Other income (expense):
Interest income	3	138	669
Interest expense	(132,515)	(74,727)	(518,504)

Total other income (expense)	(132,512)	(74,589)	(517,835)

Net loss before income taxes	(632,647)	(443,417)	(4,905,998)

Income tax benefit	-	-	2,081

Net loss and comprehensive loss	$ (632,647)	$ (443,417)	$ (4,903,917)

Net loss per common share - basic and diluted	$ (0.06)	$ (0.06)

Weighted average common shares - outstanding - basic	10,696,494	7,143,113

Weighted average common shares - outstanding - diluted	10,696,494	7,143,113

See accompanying notes to the unaudited financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

STATEMENTS OF CASH FLOWS

			Period from
	Three Months	Three Months	Inception
	Ended	Ended	(February 1, 2009) to
	March 31, 2012	March 31, 2011	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$ (632,647)	$ (443,417)	$ (4,903,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of assets	41,287	58,346	449,768
Amortization of debt discount	29,350	-	31,559
Stock-based compensation	49,569	130,406	912,237
Non-cash merger related costs	-	-	42,828
Interest expense for warrant liability derivative recorded
in excess of debt	71,801	-	71,801
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,000)	-	(10,000)
(Increase) decrease in prepaid expenses and other current assets	42,580	3,906	(14,340)
Increase (decrease) in accounts payable	28,147	(29,774)	222,036
Increase in accrued interest	17,472	25,441	99,722
Increase (decrease) in accrued payroll and benefits	(8,468)	(4,682)	5,493
Increase in accrued royalties-related party	12,500	-	62,500
Increase in deferred revenue	4,608	-	4,608
Increase in accrued other expenses	14,400	-	10,503
Increase (decrease) in accounts payable-related parties	(4,968)	-	961,326
Net cash used in operating activities	(344,369)	(259,774)	(2,053,876)
Cash flows used in investing activities:
Decrease in restricted cash	25,299	-	-
Capitalized software development costs	-	(80,275)	(367,956)
Purchase of property and equipment	-	-	(12,450)
Cash received from VHS merger	-	-	1,145
Net cash provided (used) in investing activities	25,299	(80,275)	(379,261)
Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	216,000	525,000	1,563,500
Debt financing costs	(38,709)	(68,250)	(245,364)
Proceeds from issuance of promissory notes	-	-	265,000
Proceeds from sale of common stock and warrants,
net of issuance costs	-	-	877,002
Net cash provided by financing activities	177,291	456,750	2,460,138
Increase (decrease) in cash	(141,779)	116,701	27,001
Cash:
Beginning of period	168,780	330,803	-
End of period	$ 27,001	$ 447,504	$ 27,001
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ 223
Non-cash investing and financing activities:
Accounts payable - related parties incurred for the purchase of intangible assets	$ -	$ -	$ 100,000
Accounts payable - related party reduced by forgiveness of debt
and issuance of common stock	$ -	$ -	$ 1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$ -	$ 44,472	$ 129,991
Accrued interest converted to common stock	$ 39,189	$ -	$ 86,169
Convertible debt converted to common stock	$ 32,500	$ -	$ 1,082,500
Increase in accounts payable, accrued expenses and short-term convertible
debt for liabilities assumed in reverse merger	$ -	$ -	$ 43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$ -	$ -	$ 157,128
Increase in debt discounts on long-term convertible debt by issuing
warrant derivative liability	$ 216,000	$ -	$ 216,000

See accompanying notes to the unaudited consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

STOCKHOLDERS’ EQUITY

(unaudited)

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

The accompanying financial statements include the accounts of the Company and include the acquisition of its wholly-owned subsidiary OnPoint Medical Diagnostics, Inc. (“OnPoint”) which was completed on April 15, 2011. Intercompany transactions and balances are eliminated in consolidation.

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

The on-going operations of the Company are that of OnPoint. OnPoint provides a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has not yet generated significant revenue and is considered a development stage company as of March 31, 2012.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011, we incurred a net loss of $2,020,104. For the three months ended March 31, 2012, we incurred a net loss of $632,647. At March 31, 2012, we have cash of $27,001, an accumulated deficit of $4,903,917 and negative working capital of $571,357. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the first quarter of 2012, we issued convertible debt of $216,000, with a related additional commitment for $90,000 that was subsequently issued in April, 2012, and common stock in a private equity transaction of $25,000. These funds are expected to last us through May 2012 at which time future private placements of equity capital or debt financing will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations.

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

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the three months ended March 31, 2012 and 2011, no software development costs were capitalized.  The software was available for customer use as of September 30, 2011 and is being amortized over a five year period. Amortization expense for the three months ended March 31, 2012 was $18,397.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the three months ended March 31, 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three months ended March 31, 2012, the Company has accrued and expensed$12,500 of royalty payments. Accrued royalty payments totaled $62,500 and $50,000 at March 31, 2012 and December 31, 2011, respectively.

Revenue Recognition

The Company is a development stage company and had not generated any revenue from inception (February 1, 2009) through December 31, 2011. The Company began generating revenue during the quarter ended March 31, 2012. Revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 months. Software subscription revenue was $1,873 and $0 for the three months ended March 31, 2012 and 2011, respectively. Service contract revenue is recognized as services are performed. We recognized $10,000 and $0 in service contract revenue for services performed during the quarter ended March 31, 2012 and 2011, respectively.

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

For the three months ended March 31, 2012 and 2011, respectively, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at March 31, 2012 and December 31, 2011. The Company’s remaining open tax years subject to examination include 2008, 2009, 2010 and 2011. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company has recorded a full valuation allowance against its deferred tax assets at March 31, 2012 and December 31, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt. The Company is required to estimate the fair value of all financial instruments at the balance sheet date based on relevant market information. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair values due to the short-term nature of cash, accounts receivable, accounts payable and accrued expenses and the interest rates on the debt which approximate current rates.

Debt Issued with Warrants

The Company accounts for the issuance of debt and related warrants by allocating the debt proceeds between the debt and warrants based on the relative estimated fair values of the debt security without regard for the warrants and the estimated fair value of the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to equity and as a debt discount that would be amortized over the term of the debt. However, in circumstances where warrants must be accounted for as a liability, the full estimated fair value of the warrants is established as both a liability and a debt discount.

Derivative Financial Instruments

The Company has derivative liabilities which are required to be accounted for at fair value. At each balance sheet date, all such outstanding derivative liabilities are reported at their estimated fair value, and changes in that estimate from the prior balance sheet date are reflected as a gain or loss in the consolidated statement of operations. The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liabilities.

These derivative liabilities are also marked-to-market prior to any related exercises, modifications, or extinguishments, with any necessary changes in fair value from the prior balance sheet date being reflected as a gain or loss in the consolidated statement of operations. The carrying value of the liability is eliminated upon extinguishment, converted to equity upon an exercise, or adjusted as may be necessary in a modification.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three months ended March 31, 2012 and 2011, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The updated guidance became effective and was adopted on January 1, 2012.

3. RELATED PARTIES

At March 31, 2012, the Company had $62,500 of accrued royalties due to a related party which reflected both the 2011 minimum royalty license fee that is due to the Mayo Foundation for Medical Education and Research, and a portion of the 2012 minimum royalty license fee. This amount remains unpaid at the time of this filing.

As of March 31, 2012, there were unreimbursed business expenses of $12,390 in accounts payable which are due to the CEO.

As of March 31, 2012 and December 31, 2011, there was accrued interest payable on long-term convertible debt to a board member of $1,726 and $24,082, respectively. Interest expense on the related party convertible debt for the three months ended March 31, 2012 and 2011 was $4,986 and $9,754 respectively. During the three month period ended March 31, 2012, this board member received 42,064 shares of common stock upon conversion of accrued interest aggregating to $27,342. Accrued interest on long-term promissory notes to board members was $9,139 and $913 at March 31, 2012 and December 31, 2011, respectively. Interest expense on related party promissory notes during the three months ended March 31, 2012 and March 31, 2011 aggregated to $8,226 and $0, respectively.

4. CONVERTIBLE PROMISSORY NOTES

2010 / 2011 Convertible Debt Issuance

In October 2010, the Company began a $1.5 million private placement convertible notes offering. The notes bear interest at 10% per annum and outstanding principal amount of the convertible notes mandatorily converts to common stock in one quarter (25%) intervals on each of September 30, 2011, February 29, 2012, July 31, 2012 and December 31, 2012 (each referred to herein as a principal satisfaction date). In addition, the holder can convert all or a portion of the outstanding principal plus accrued interest under the notes into common shares of the Company at any time. Accrued interest is payable in cash or shares of common stock at the election of the holder starting on December 31, 2011 and on each of the principal satisfaction dates thereafter. The conversion price is equal to the lesser of $0.65 per share or 65% of the volume weighted average price of the common stock for the twenty trading dates preceding a conversion; however, the conversion price shall not be less than $0.25 per share. The Company estimated its common stock fair value to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record. A total of $1,347,500 of convertible notes have been issued pursuant to this offering during the fourth quarter of 2010 and the first quarter of 2011.

In connection with the notes, the Company incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and the Company issued warrants to purchase 236,538 shares of the Company’s common stock to the selling agents. The warrants have a fair market value of $129,991. Total debt financing costs of $336,646 were capitalized and are being recognized over the term of the related convertible notes using the effective interest rate method.

On June 7, 2011, $1,017,500 of convertible notes and $46,980 of accrued interest was converted to 1,637,663 shares of common stock pursuant to a note amendment agreement. On both September 30, 2011 and February 29, 2012, the first two principal satisfaction dates, an additional $32,500 of debt was converted to 50,000 shares of common stock per the terms of the debt agreement. The debt was converted at $0.65 per share, therefore, there was no contingent beneficial conversion feature that needed to be recorded.

The following is a summary of the 2010/2011 convertible notes payable through March 31, 2012:

Face amount of notes, unrelated parties	$ 422,500
Face amount of notes, related parties	400,000
Balance at December 31, 2010	822,500

Gross proceeds received in 2011 from unrelated parties	525,000
Converted to equity in 2011, unrelated parties	(850,000)
Converted to equity in 2011, related parties	(200,000)
Balance at December 31, 2011	297,500

Converted to equity in 2012, unrelated parties	(32,500)
Balance at March 31, 2012	$ 265,000
Current maturities at March 31, 2012	(265,000)
Long-term portion	$ -

2012 Convertible Debt Issuance

On February 21, 2012, the Company received an initial commitment from lenders for $324,000 in long-term convertible debt financing to be received in three installment payments through April 2012. The committed amount was subsequently adjusted to $306,000, and payments of $216,000 were received during the three month period ended March 31, 2012. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount. The warrants have an exercise price of $1.25 per share and have a 10 year term from issuance date. However, if the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $1.00 per share. If the Company issues or sells any shares of common stock in a private placement at less than $1.00 per share between February 21, 2012 and February 21, 2014, the exercise price of the warrants and the conversion price into common stock will be adjusted proportionally. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that is outstanding as of the issuance date. The Company paid a total of $8,109 in legal fees and 10%, or $30,600, in investment banking fees related to this transaction. These fees are recorded as deferred financing costs, net on the consolidated balance sheet, and are amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

In April 2012, the remaining $90,000 of previously committed lender installment payments were received, for a total of $306,000 related to the 2012 convertible debt issuance.

The fair value of the 324,000 warrants related to the $216,000 in convertible debt secured through March 31, 2012 was determined to be $287,801, utilizing a Black-Scholes pricing model and was recorded as a warrant derivative liability on the consolidated balance sheet (see Note 6 for further details). The fair value of the warrants exceeded the corresponding $216,000 of debt by $71,801 which was recorded immediately interest expense. The debt discount is being amortized utilizing the effective interest method over the life of the corresponding convertible promissory notes.

The following is a summary of the 2012 convertible notes payable through March 31, 2012:

Balance at December 31, 2011	$ -
Face value of notes issued	216,000
Less: value assigned to warrants as debt discount	(216,000)
Plus: accretion of debt discount for 2012 for the three months ended March 31, 2012	9,706
Balance at March 31, 2012, net (face value $216,000)	9,706
Current maturities at March 31, 2012	-
Long-term portion	$ 9,706

5. LONG-TERM PROMISSORY NOTES

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

In connection with the 12% notes, the individuals received 100,000 warrants. The 15% note holders received 247,500 warrants. See the terms of the warrants in Note 8.

The following is a summary of the long-term promissory notes as of March 31, 2012:

Face amount of notes, related parties	$ 240,000
Face amount of notes, unrelated parties	25,000
Total face amount of notes at December 31, 2011	265,000

Less value assigned to the warrants as a debt discount	(157,128)

Plus accretion of debt discount for 2011	2,209

Balance at December 31, 2011, net	110,081

Plus accretion of debt discount for the three months ended March 31, 2012	19,644

Balance at March 31, 2012, net (face value of $265,000)	$ 129,725

6. WARRANT DERIVATIVE LIABILITY

The Company accounts for certain stock purchase warrants that contain provisions for a cashless exercise and anti-dilution protection pursuant to the provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

The Company has analyzed the criteria contained in ASC Topic 815-40 and ASC Topic 815-10, and concluded that certain warrants granted in connection with its 2012 convertible notes are required to be accounted for as derivative liabilities and are reflected as warrant derivative liability on the Company’s consolidated balance sheet.

In accordance with ASC Topic 815-40, the warrants are revalued as of each balance sheet date based on the estimated fair value, and any resultant changes in fair value will be recorded as gain or loss in the Company’s consolidated statement of operations. The Company estimates the fair value of the warrants, classified as warrant derivative liability, using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2012 are as follows:

Estimated fair value of stock	$0.95
Expected warrant term	10 years
Risk-free rate interest rate	1.9%
Expected volatility	117.9%
Dividend yield	0%

Expected volatility is based upon the observed volatility of capital stock of comparable public companies, as trading activity in the Company’s own common stock is very limited. The expected term of the warrants is based on the Company’s analysis of expected exercise behavior, taking into account the various warrant holder demographics. The risk-free rate of return is based on the U.S. Treasury security rates for maturities consistent with the expected term of the warrants.

The valuation methods described above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with similar instruments, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth the components of changes in the Company’s warrant derivative liability for the periods indicated:

		Number of	Warrant
		Warrants	Derivative
Date		Issued	Liability
December 31, 2011	Balance of warrant derivative liability	-	-
	Warrants issued during the quarter	324,000	$ 287,801
Change in fair value of issuance to
	March 31, 2012		-
March 31, 2012	Balance of warrant derivative liability	324,000	$ 287,801

7. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Entities are required to use a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Inputs use quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs use other inputs that are observable, either directly or indirectly, other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs are unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurement. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs, or instruments which trade infrequently and therefore have little or no price transparency, were classified as Level 3 As of March 31, 2012, the Company’s warrant derivative liability was classified as Level 3 within the fair value hierarchy. As of December 31, 2011, the Company had no financial instruments or related derivative liabilities requiring fair value measurement.

Liabilities measured at fair value on a recurring basis at March 31, 2012 are as follows:

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Warrant derivative liability			$ 287,081	$ 287,081

The table below provides a summary of the changes in fair value during the three months ended March 31, 2012, including net transfers in and/or out, of all financial liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

Warrant
Derivative
Liability

Beginning balance, January 1, 2012	$ -
Net transfers in to (out of) Level 3	-
Purchases	-
Sales	-
Issuances	287,081
Settlements	-
Total net realized and unrealized (gains) losses	-
included in other expenses, net	-
Ending balance, March 31, 2012	$ 287,081

Losses recorded in other expense, net for
Level 3 liabilities still held at March 31, 2012	$ -

The significant unobservable inputs used in the fair value measurement of the Company’s warrant derivative liability include estimated fair value of the Company’s stock, expected warrant term, expected volatility, and dividend yield. Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally a change in the assumption used for expected term is accompanied by a directionally similar change in the assumptions used for expected volatility and risk-free interest rate.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

During the three months ended March 31, 2012, the Company received $25,000 in additional equity through a private equity offering. The transaction is a unit offering ($1.00 per unit) that includes one share of common stock with a par value of $0.001 and the purchaser receives a five-year warrant to purchase 0.5 of a share of common stock for each share they purchase, at an exercise price of $2.00 per share. The Company incurred $25,000 of issuance costs associated with this round of equity financing. The issuance costs were recorded as an adjustment to additional paid in capital, offsetting the proceeds for the share issuance. The issuance costs consisted of 2,500 warrants, with an estimated value of $1,770, and $3,250 issued to a selling agent and $19,980 in legal costs.

Stock Purchase Warrant Grants

For warrants and options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

In connection with the Company’s private placement unit offering, 12,500 stock warrants were issued to a purchaser of common stock, which have an exercise price of $2.00 per share and a term of 5 years.

The Company also provided the selling agent 13% warrant coverage based on amount of the private equity offering. The selling agent received 2,500 stock purchase warrants with an exercise price of $2.00, with a five year term.

In connection with installment payments received prior to March 31, 2012 related to the 2012 convertible debt issuance, a total of 324,000 stock warrants were issued with an exercise price of $1.25 per share. Subsequently, in April 2012, the remaining 135,000 stock warrants were issued for a total of 459,000 stock warrants associated with the aggregate $306,000 convertible debt issuance.

As of March 31, 2012, the Company had the following warrants to purchase common stock outstanding:

				Weighted
			Weighted	Remaining
			Average Exercise	Contractual
		Stock Warrants	Price	Life (years)
Balance outstanding at December 31, 2011		1,092,287	$ 1.44	6.19

Granted		339,000	$ 1.26	9.78
Exercised		-	-	-
Forfeited/cancelled		-	-	-
Balance outstanding at March 31, 2012		1,431,287	$ 1.39	6.84

The following table summarizes the information about stock warrants outstanding as of March 31, 2012:

	Exercise		Numbers	Weighted Average
	Price		Outstanding	Remaining Life
	$ 1.00		616,037	7.18
	$ 1.25		324,000	9.94
	$ 2.00		491,250	4.36
			1,431,287	6.84

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

During the three months ended March 31, 2012 and 2011, the Company granted -0- and 150,000 stock options respectively, which included -0- and 150,000 options issued to Company officers and board members, respectively.

For the years three months ended March 31, 2012 and 2011, total stock-option compensation expense was $49,569 and $130,406, respectively.

The following is a summary of stock option activity under the 2011 Stock Plan during the three months ended March 31, 2012:

		Weighted	Weighted
		Average	Remaining
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	1,050,000	$ 1.00	8.46	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Balance at March 31, 2012	1,050,000	$ 1.00	8.21	$ -

Exercisable at March 31, 2012	392,500	1.00	8.19	$ -

9. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011.

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$ (632,647)	$ (443,417)
Weighted average of common shares outstanding	10,696,494	7,143,113
Basic net earnings (loss) per share	$ (0.06)	$ (0.06)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$ (632,647)	$ (443,417)
Weighted average of common shares outstanding	10,696,494	7,143,113
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible debt (3)	-	-
Diluted weighted average common shares outstanding	10,696,494	7,143,113
Diluted net income (loss) per share	$ (0.06)	$ (0.06)

(1)   For the three months ended March 31, 2012 and 2011, there were common stock equivalents attributable to outstanding stock options of 1,050,000 and 750,000, respectively. The stock options are anti-dilutive for the three months ended March 31, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

(2)   For the three months ended March 31, 2012 and 2011, there were common stock equivalents attributable to warrants of 1,431,287 and 289,409, respectively. The warrants are anti-dilutive for the three months ended March 31, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

(3)   For the three months ended March 31, 2012 and 2011, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 650,697 and 2,132,935, respectively. The conversion shares are anti-dilutive for the three months ended March 31, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

10. SUBSEQUENT EVENTS

On May 10, 2012, the Company issued long-term convertible debt aggregating$100,000. The note accrues interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted to the lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount. The warrants have an exercise price of $1.25 per share and have a 10 year term from the issuance date. If the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value of not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to the lender based on the same warrant terms as listed earlier. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $1.00 per share. If the Company issues or sells any shares of common stock in a private placement at less than $1.00 prior to February 21, 2014, the exercise price of the warrants and the conversion price into common stock will be adjusted proportionally. This provision will only apply until the Company completes a private placement involving at least $500,000 in equity investment of the Company. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt, except for the $306,000 of previously issued long-term convertible debt, that is outstanding as of the issuance date. The Company shall pay 10%, or $10,000 in investment banking fees related to this transaction.

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

Overview

OnPoint is a development stage company founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies originally developed by Mayo Clinic. Our vision, however, is much broader than this. We intend to leverage technology and intelligent systems to assist the global healthcare industry in delivering the highest quality medical images possible – safely, consistently and efficiently. Our enterprise quality assurance solution will be delivered in a “Software as a Service”, or SaaS, utility computing model, which can be scaled to accommodate thousands of imaging facilities with multiple diagnostic imaging scanners.

Our flagship product for MRI is focused on automating the weekly quality control measures required for accreditation by American College of Radiology, or ACR, with real-time dashboards, analytics and trending to make sure scanners are providing the best possible images of patients.

Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2012. As of March 31, 2012, we had an accumulated deficit of $(4,903,917) and anticipate incurring additional losses while we ramp up our sales and marketing efforts. We expect to spend significant resources over the next several years to secure new customers, develop strategic partnerships, and to fund future research and development. Through March 31, 2012, we have not generated significant revenue as we have devoted substantially all of our efforts to the development and commercialization of our software technology. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.

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

Financings

During the three months ended March 31, 2012, we issued $216,000 in promissory notes. These notes accrue interest at a rate of 8% per annum and such interest is payable in quarterly installments beginning on April 1, 2012 until the notes are repaid in full. These notes will mature on August 21, 2013, with the Company having the option to extend the due date to no later than February 21, 2014. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 324,000 shares of our common stock. These warrants have an exercise price of $1.25 per share.

During the three months ended March 31, 2012, the Company received $25,000 in additional equity through a private equity offering. The transaction is a unit offering ($1.00 per unit) that includes one share of common stock with a par value of $0.001 and the purchaser receives a five-year warrant to purchase 0.5 of a share of common stock for each share they purchase, at an exercise price of $2.00 per share.

Results of Operations

Three months ended March 31, 2012 compared to March 31, 2011

Revenue and Costs of Revenue

For the quarter ended March 31, 2012, we recognized revenue of $1,873 on contracts totaling $12,864. We also recognized $10,000 in service contract revenue for services performed during the quarter. Costs of revenue for the quarter ended March 31, 2012 of $20,200 consisted of employee compensation allocated to revenue generating efforts of $7,700 and $12,500 of royalty payments due to Mayo. In previous periods, prior to the Company starting to generate revenue, comparable royalty expense was classified as General and Administrative expense.

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

Research and Development Expenses.  Our research and development expenses were $104,816for the three months ended March 31, 2012 and $0 for the three months ended March 31, 2011. The Company had previously capitalized research and development costs prior to the Company’s software becoming technologically feasible.

General and Administrative Expenses.  Our general and administrative expenses were $386,992 for the three months ended March 31, 2012 compared to$261,035 for the three months ended March 31, 2011.  Contributors to the significant increase over first quarter 2011 are as follows: employee salaries ($70,762) and marketing expense ($38,021). We anticipate that general and administrative expenses will continue to be higher than previous historical levels as we continue to incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.

Interest Expense.  Interest expense was $132,515 for the three months ended March 31, 2012 compared to $74,727 for the three months ended March 31, 2011.

Components of interest expense consisted of the following for the three months ended March 31, 2012 and 2011, respectively:

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Components of interest expense:
Amortization of warrant discount on long-term promissory notes	$ 19,644	$ -
Accrued interest on 2010 and 2011 convertible notes	7,141	25,442
Amortization of warrant discount on 2012 convertible notes	9,706	-
Interest accrued on long-term promissory notes short-term convertible notes	9,171	-
Amortization of deferred debt financing costs	13,892	49,285
Accrued interest on 2012 convertible notes	1,160	-
Interest expense recognized on warrant derivative liability	71,801	-
	$ 132,515	$ 74,727

In February 2012, we entered into an 8% convertible note financing agreement with certain investors, which provided $216,000 of funding during the quarter ended March 31, 2012. We subsequently received additional committed funds of $90,000 in April 2012, for a total funding amount of $306,000. In connection with the notes, we incurred legal costs of $8,109 and finders’ fees of 10% of the total offering, or $30,600, which were to be paid out of the net proceeds to third party selling agents. Total debt financing costs of $38,709 were capitalized and are being amortized over the term of the related convertible notes using the effective interest rate method.

Liquidity and Capital Resources

At March 31, 2012, we had cash of $27,001 and negative working capital of $571,357. Through March 31, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $2,908,500.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations through May 31, 2012.

For the three months ended March 31, 2012, compared to the three months ended March 31, 2011, we have used $84,595 more cash in operations, significant contributors to the increased use of cash in operations include; a $(189,230) greater net loss; increase in non-cash amortization of debt discount of $29,350; a decrease in stock-based compensation costs of $(80,837); a net increase in accounts payable of $52,953; and an increase in non-cash interest expense of $71,801. Investing activities consisting of a decrease in restricted cash provided $25,299 of cash in the first quarter, compared to capitalized software costs using $(80,275) of cash during the comparable prior year quarter. Finally, cash provided from financing activities decreased by $(279,459), which is due to decreased amounts of convertible note issuances.

Our outstanding 2010-2011 convertible notes have a mandatory conversion feature whereby the outstanding principal amount automatically, and without any further action by the note holders, convert to common stock. In addition, the holders of such convertible notes have the option to convert the accrued but unpaid interest on such convertible notes into shares of common stock. Therefore, the only financial obligation associated with these notes would occur if the note holders elect to receive accrued interest in cash in lieu of shares of our common stock. As of March 31, 2012, note holders converted $1,082,500 of convertible notes plus accrued interest of $86,169, leaving $265,000 in principal outstanding.

If all of the holders of convertible notes elect to receive accrued interest in cash, we would be obligated to make the following interest payments:

Date		Payment
	April 1, 2012	$ 1,160
	July 1, 2012	5,700
	July 31, 2012	11,042
	October 1, 2012	6,120
	December 31, 2012	5,521
	Total	$ 29,543

We do not expect these interest payments to have a material impact on cash and cash equivalents, or our ability to fund continuing operations of the business.

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $100,000 for the year ended December 31, 2012, respectively. As of March 31, 2012, we have $62,500 of royalty payments accruing of which $50,000 is currently due for 2011.

We continue to expend cash resources on research and development activities. Without further financing, we expect that expenditures in connection with our research and development efforts will have a material negative impact on our short term liquidity position.

Based on our current operating plan, we expect that our existing cash and cash equivalents will fund our operations through May 31, 2012.

In order to launch the sales and marketing efforts to penetrate the marketplace with our product, fully fund ongoing research and development efforts, and build our internal operations, we are seeking to raise additional capital during the remainder of 2012. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. We require operating capital from external sources such as strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt to sustain the business as we ramp up our sales and marketing efforts and secure new customers. We cannot assure you that any such capital raising transaction will be available to us as needed, or on favorable terms. We are subject to those risks associated with any software company. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. We cannot assure you that future development projects will be successful, that future products will be commercially viable, or that we will be able to attract and retain the necessary employees and consultants to complete development and commercialize products.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Research and Development

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software development costs will be amortized over the estimated economic life of the underlying products, which will generally range from two to six years. During the three months ended March 31, 2012, we capitalized $0 of software development costs. Amortization of capitalized software development costs was $18,397 for the quarter ended March 31, 2012 and $0 for the comparable period ended March 31, 2011.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the quarter ended March 31, 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three month period ended March 31, 2012, the Company has accrued $12,500 of royalty payments. The total accrual for unpaid royalties was $62,500 at March 31, 2012.

Software Technology License

The software technology license is an agreement with Mayo Foundation for Medical Education and Research, a minority stockholder. The license is recorded at cost. Amortization for the license is provided on the straight-line method over the estimated useful life of the license of 3 years. Amortization expense for the quarter ended March 31, 2012 was $8,333.

Deferred Financing Costs

Deferred debt financing costs were incurred in connection with our issuance of convertible promissory notes. Amortization of the deferred debt financing costs is provided on the effective interest method over the term of the related debt.

Revenue Recognition

The Company is a development stage company and had not generated any revenue from inception (February 1, 2009) through December 31, 2011. The Company began generating revenue during the quarter ended March 31, 2012. Software subscription revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 months.

The Company also earned revenue on a service contract with a sole customer during the quarter ended March 31, 2012. The service contract for $10,000 was recognized as revenue as the services were performed during March, 2012.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at March 31, 2012 and December 31, 2011. Our remaining open tax years subject to examination include the periods 2008, 2009, 2010 and 2011. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

We have recorded a full valuation allowance against our deferred tax assets at March 31, 2012 and December 31, 2011.

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

Debt Issued with Warrants

We account for the issuance of debt and related warrants by allocating the debt proceeds between the debt and warrants based on the relative estimated fair values of the debt security without regard for the warrants and the estimated fair value of the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to equity and debt discount that would be amortized over the term of the debt. However, in circumstances where warrants must be accounted for as a liability, the full estimated fair value of the warrants is established as both a liability and a debt discount.

Derivative Financial Instruments

We have derivative liabilities which are required to be accounted for at fair value. At each balance sheet date, all such outstanding derivative liabilities are reported at their estimated fair value, and changes in that estimate from the prior period end are reflected as a gain or loss in the consolidated statement of operations. The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liabilities.

These derivative liabilities are also marked-to-market prior to any related exercises, modifications, or extinguishments, with any necessary changes in fair value from the prior balance sheet date being reflected as a gain or loss in the consolidated statement of operations. The carrying value of the liability is eliminated upon extinguishment, converted to equity upon an exercise, or adjusted as may be necessary in a modification.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our audited financial statements for the year ended December 31, 2011, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no significant revenues and have incurred cumulative net losses of $4,903,917 through March 31, 2012. As a result, our independent registered public accounting firm in their audit report on our 2011 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We are a development stage company. We have incurred losses since inception and expect to incur significant net losses in the foreseeable future and may never become profitable.

We are in the development stage and have a limited operating history for you to consider in evaluating our business and prospects. We have not yet generated significant sales or net income. We have incurred operating losses since inception and expect to incur significant net losses in the foreseeable future. There can be no assurance that we will be able to generate significant revenues from the sales of current or future products. Our ability to achieve profitability will depend on, among other things, our success in selling our products, managing our expense levels and quickly integrating newly-hired personnel, including management.

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

At March 31, 2012, we had cash and cash equivalents of $27,001 and negative working capital of $571,357. Through March 31, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $2,908,500. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through May 31, 2012.

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

As shares of our common stock become gradually available for resale in the public market, the supply of our common stock will increase, which could decrease our market price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to a registration statement, if one is effective), and these sales may have a depressive effect on the market for the shares of our common stock. In general, a person who has held restricted shares for a period of one year from the filing of the Company’s Form 8-K relating to the Merger containing the Form 10 information may, sell our common stock into the market our common stock.

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

As of March 31, 2012, we have 650,697 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.65 to $1.00 per share), 1,431,287 shares of common stock issuable upon exercise of outstanding warrants and 1,050,000 shares of common stock issuable upon exercise of outstanding options. In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of March 31, 2012, our officers and directors beneficially owned approximately 23.5% of our outstanding common stock (assuming none of our remaining notes are converted). In addition, certain of existing stockholders will beneficially own more than 10% of our common stock following the Merger. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Long-Term Debt Financing

On February 21, 2012, the Company received an initial commitment from lenders for $324,000 in long-term convertible debt financing to be received in three installment payments through April 2012. The committed amount was subsequently adjusted to $306,000, and payments of $216,000 were received and corresponding shares recorded as issued at March 31, 2012. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount. The warrants have an exercise price of $1.25 per share and have a 10 year term from issuance date. If the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $1.00 per share. If the Company issues or sells any shares of common stock in a private placement at less than $1.00 per share between February 21, 2012 and February 21, 2014, the exercise price of the warrants and the conversion price into common stock will be adjusted proportionally. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that is outstanding as of the issuance date. The Company paid a total of $8,109 in legal fees and 10%, or $30,600, in investment banking fees related to this transaction. These fees are recorded as deferred financing costs, net on the consolidated balance sheet, and are amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

In April 2012, the remaining $90,000 of previously committed lender installment payments were received, for a total of $306,000 related to the 2012 convertible debt issuance.

Additional Closings of Private Placement

Additionally, on February 21, 2012, the Company received $25,000 in additional equity through a private equity offering. The transaction is a unit offering ($1.00 per unit) that includes one share of common stock with a par value of $0.001 and the purchaser receives a five-year warrant to purchase 0.5 of a share of common stock for each share they purchase, at an exercise price of $2.00 per share.

In connection with this offering, the Company engaged Feltl and Company, Inc. and Emergent Financial Group, Inc. to act as placement agents (each, a “Placement Agent”). The applicable Placement Agent received commissions of 10% of the gross proceeds of the offering and a corporate finance fee of 3% of the gross proceeds of the offering for providing certain services as Placement Agent. The applicable Placement Agent will also receive a five-year warrant to buy a number of shares of common stock equal to 10% of the number of shares of common stock sold in the offering and the shares of common stock that may be issued upon the exercise of warrants sold in the offering, subject to certain limitations (the “Placement Agent Warrant”). The Placement Agent Warrant will have an exercise price of $2.00 per share and will be issued at the final closing of the offering. In addition, each Placement Agent will be reimbursed, on an accountable basis, for up to $15,000 of its fees and expenses in connection with the offering.

The net proceeds of both offerings shall be used (i) to support the development and commercialization of MRI quality assurance software technologies; (ii) to support the development and commercialization of quality assurance software technologies for additional diagnostic modalities; and (iii) for general corporate purposes.

The shares were sold, and the warrants and convertible debt instruments were issued, pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company relied on the following facts in making such exemption available: (i) the offer and sale of these securities was made to one accredited investor and therefore did not exceed the maximum purchaser limitation or violate the general solicitation rules; and (ii) all of the securities have the status of securities acquired in a transaction under Section 4(2) of the Securities Act and cannot be resold without registration or an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Nos.

4.1	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

4.3	Subordination Agreement (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: May 17, 2012 By: /s/ William T. Cavanaugh

Name: William T. Cavanaugh

Title: President and Chief Executive Officer
(principal executive officer)

Date: May 17, 2012 By: /s/ Mark Steege

Name: Mark Steege

Title: Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Nos.

4.1	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

4.3	Subordination Agreement (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.