Form 10-Q
period 2012-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2012-08-20
CIK 1163332

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

 Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes  ☐ No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of August 13, 2012 was 10,984,500.

VERTICAL HEALTH SOLUTIONS, INC.

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS (unaudited):	4
	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011

	Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2012 and 2011
	and the period from February 1, 2009 (inception) to June 30, 2012	5

	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2012 and 2011
	and the period from February 1, 2009 (inception) to June 30, 2012	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	24

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 1A.	RISK FACTORS	24

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	MINE SAFETY DISCLOSURES	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

	SIGNATURES	33

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$30,930	$168,780
Restricted cash	—	25,299
Accounts receivable	52,112	—
Prepaid expenses and other current assets	53,322	56,920
Total current assets	136,364	250,999

Property and equipment, net	3,317	4,228
Software development costs, net	312,763	349,558
Software technology license, net	2,779	19,445
Deferred financing costs, net	49,735	35,340

Total assets	$504,958	$659,570

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$216,280	$214,317
Short-term convertible notes payable	16,948	16,948
Accrued interest payable	35,564	35,270
Accrued payroll and benefits	11,869	13,961
Accrued royalties-related party	100,000	50,000
Deferred revenue	9,558	—
Accrued other expenses	17,100	2,700
Current maturities of long-term convertible debt	265,000	297,500
Total current liabilities	672,319	630,696

Long-term promissory notes, net of discounts	149,369	110,081
Long-term convertible debt, net of current maturities and discounts	69,701	—
Warrant derivative liability	132,718	—
Total liabilities	1,024,107	740,777

Stockholders' deficit:
Common stock, $0.001 par value, 250,000,000 shares
authorized; 10,984,500 and 10,650,408 issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	10,985	10,651
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2012 and December 31,
2011, respectively	—	—
Additional paid in capital	4,993,153	4,179,412
Deficit accumulated during the development stage	(5,523,287)	(4,271,270)

Total stockholders' deficit	(519,149)	(81,207)

Total liabilities and stockholders' deficit	$504,958	$659,570

See accompanying notes to the unaudited consolidated financial statements

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period from
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(February 1, 2009) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$53,666	$—	$65,539	$—	$65,539
Costs of revenues	71,378	—	91,578	—	91,578
Gross loss	(17,712)	—	(26,039)	—	(26,039)

Operating expenses:
Research and development	27,095	—	131,911	—	377,938
General and administrative	412,359	283,446	799,351	544,481	4,094,040
Merger related costs	—	215,924	—	323,717	347,312

Total operating expenses	439,454	499,370	931,262	868,198	4,819,290

Loss from operations	(457,166)	(499,370)	(957,301)	(868,198)	(4,845,329)

Other income (expense):
Interest income	4	282	7	420	673
Interest expense	(182,237)	(244,048)	(314,752)	(318,775)	(700,741)
Gain on fair value adjustment
of warrant derivative liability	1,129	—	1,129	—	1,129

Total other income (expense)	(181,104)	(243,766)	(313,616)	(318,355)	(698,939)

Net loss before income taxes	(638,270)	(743,136)	(1,270,917)	(1,186,553)	(5,544,268)

Income tax benefit	18,900	—	18,900	—	20,981

Net loss and comprehensive loss	$(619,370)	$(743,136)	$(1,252,017)	$(1,186,553)	$(5,523,287)

Net loss per common share -
basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.15)

Weighted average common shares
outstanding - basic	10,837,999	8,631,250	10,767,247	7,891,292

Weighted average common shares
outstanding - diluted	10,837,999	8,631,250	10,767,247	7,891,292

See accompanying notes to the unaudited consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
	Six Months	Six Months	Inception
	Ended	Ended	(February 1, 2009) to
	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(1,252,017)	$(1,186,553)	$(5,523,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of assets	86,686	268,854	495,167
Amortization of debt discount	108,989	—	111,198
Stock-based compensation	172,606	262,640	1,035,274
Non-cash merger related costs	—	42,828	42,828
Interest expense for warrant liability derivative recorded
in excess of discounted debt	133,965	—	133,965
Gain on fair value adjustment of warrant derivative liability	(1,129)	—	(1,129)
Changes in operating assets and liabilities:
Increase in accounts receivable	(52,112)	—	(52,112)
(Increase) decrease in prepaid expenses and other current assets	3,598	(21,420)	(53,322)
Increase (decrease) in accounts payable	(14,525)	27,806	179,364
Increase (decrease) in accrued interest	39,483	52,026	121,733
Increase (decrease) in accrued payroll and benefits	(2,092)	4,678	11,869
Increase in acrued royalties-related party	50,000	—	100,000
Increase in deferred revenue	9,558	—	9,558
Increase in accrued other expenses	14,400	—	10,503
Increase (decrease) in accounts payable-related parties	—	—	966,294

Net cash used in operating activities	(702,590)	(549,141)	(2,412,097)

Cash flows used in investing activities:
Decrease (increase) in restricted cash	25,299	(75,240)	—
Capitalized software development costs	—	(205,394)	(367,956)
Purchase of property and equipment	—	(2,941)	(12,450)
Cash received from VHS merger	—	1,145	1,145

Net cash provided (used) in investing activities	25,299	(282,430)	(379,261)

Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	406,000	525,000	1,753,500
Debt financing costs	(46,709)	(68,250)	(253,364)
Proceeds from issuance of promissory notes	—	—	265,000
Proceeds from sale of common stock and warrants,
net of issuance costs	180,150	455,750	1,057,152

Net cash provided by financing activities	539,441	912,500	2,822,288

Increase (decrease) in cash	(137,850)	80,929	30,930

Cash:
Beginning of period	168,780	330,803	—

End of period	$30,930	$411,732	$30,930

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$223

Non-cash investing and financing activities:

Accounts payable - related parties incurred for the purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by forgiveness of debt
and issuance of common stock	$—	$—	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$—	$44,472	$129,991
Accrued interest converted to common stock	$39,189	$46,980	$86,169
Convertible debt converted to common stock	$32,500	$1,017,500	$1,082,500
Increase in accounts payable, accrued expenses and short-term convertible
debt for liabilities assumed in reverse merger	$—	$43,973	$43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$—	$—	$157,128
Increase in debt discounts on long-term convertible notes by issuing
warrant liability derivatives	$406,000	$—	$406,000
Increase in accounts payable for stock issuance costs	$16,488	$—	$16,488
Warrant derivative liability reclassified to equity	$406,118	$—	$406,118

See accompanying notes to the unaudited consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The on-going operations of the Company are that of OnPoint. OnPoint provides a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has not yet generated significant revenue and is considered a development stage company as of June 30, 2012.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011, we incurred a net loss of $2,020,104. For the six months ended June 30, 2012, we incurred a net loss of $1,252,017. At June 30, 2012, we have cash of $30,930, an accumulated deficit of $5,523,287 and negative working capital of $535,955. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the second quarter of 2012, we issued convertible debt of $190,000, and common stock in private equity transactions of $198,800. These funds are expected to last us through August 2012 at which time future private placements of equity capital or debt financing such as the item discussed in Note 10, “Subsequent Events” herein, will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations.

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

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the three and six month periods ended June 30, 2012 and 2011, no software development costs were capitalized.  The software was available for customer use as of September 30, 2011 and is being amortized over a five year period. Amortization expense for the three and six months ended June 30, 2012 was $18,397 and $36,795, respectively.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the six months ended June 30, 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the six month period ended June 30, 2012, the Company has accrued and expensed $50,000 of minimum royalty payments. Accrued royalty payments totaled $100,000 and $50,000 at June 30, 2012 and December 31, 2011, respectively.

Revenue Recognition

The Company is a development stage company and had not generated any revenue from inception (February 1, 2009) through December 31, 2011. The Company began generating a nominal amount of revenue during the quarter ended March 31, 2012. Revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 months. Software subscription revenue was $3,666 and $5,539 for the three and six months ended June 30, 2012, and $0 for both the three and six months ended June 30, 2011. Software contract revenue is recognized as services are performed. We recognized $50,000 and $10,000 in software contract revenue for services performed during the three and six months ended June 30, 2012 and $0 for the three and six months ended June 30, 2011.

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

For the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Income Taxes

The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at June 30, 2012 and December 31, 2011. The Company’s remaining open tax years subject to examination include 2009, 2010 and 2011. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2012 and December 31, 2011.

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

Debt Issued with Warrants

The Company accounts for the issuance of debt and related warrants by allocating the debt proceeds between the debt and warrants based on the relative estimated fair values of the debt security without regard for the warrants and the estimated fair value of the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to equity, and as a debt discount that would be amortized over the term of the debt. However, in circumstances where warrants must be accounted for as a liability, the full estimated fair value of the warrants is established as both a liability and a debt discount. In some cases, if the value of the warrants is greater than the principal amount received, an immediate interest expense charge is recorded for the excess.

Derivative Financial Instruments

The Company has derivative liabilities which are required to be accounted for at fair value. As such, each balance sheet date, all such outstanding derivative liabilities are reported at the period end’s estimated fair value, and changes in that estimate from the prior period end are reflected as a gain or loss in the consolidated statement of operations. The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liabilities.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three and six months ended June 30, 2012 and 2011, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended June 30, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

3. RELATED PARTIES

At June 30, 2012 and December 31, 2011, the Company had $100,000 and $50,000, respectively of accrued royalties due to a related party which reflected both the 2011 minimum royalty license fee that is due to the Mayo Foundation for Medical Education and Research, and a portion of the 2012 minimum royalty license fee. This amount remains unpaid at the time of this filing.

As of June 30, 2012 and December 31, 2011, there was accrued interest payable on long-term convertible debt to a board member of $6,713 and $24,082, respectively. Interest expense on the related party convertible debt for the three and six months ended June 30, 2012 was $4,986 and $9,972 respectively. During the six month period ended June 30, 2012, this board member received 42,064 shares of common stock upon conversion of accrued interest aggregating to $27,342. Accrued interest on long-term promissory notes to board members was $17,367 and $913 at June 30, 2012 and December 31, 2011, respectively. Interest expense on related party promissory notes during the three and six months ended June 30, 2012 was $8,227 and $16,453 and was $0 for both the three and six month periods ended June 30, 2011.

4. CONVERTIBLE PROMISSORY NOTES

2010 / 2011 Convertible Debt Issuance

In October 2010, the Company began a $1.5 million private placement convertible notes offering. The notes bear interest at 10% per annum and outstanding principal amount of the convertible notes mandatorily converts to common stock in one quarter (25%) intervals on each of September 30, 2011, February 29, 2012, July 31, 2012 and December 31, 2012 (each referred to herein as a principal satisfaction date). In addition, the holder can convert all or a portion of the outstanding principal plus accrued interest under the notes into common shares of the Company at any time. Accrued interest is payable in cash or shares of common stock at the election of the holder starting on December 31, 2011 and on each of the principal satisfaction dates thereafter. The conversion price is equal to the lesser of $0.65 per share or 65% of the volume weighted average price of the common stock for the twenty trading dates preceding a conversion; however, the conversion price shall not be less than $0.25 per share. The Company estimated its common stock fair value to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record. A total of $1,347,500 of convertible notes was issued pursuant to this offering during the fourth quarter of 2010 and the first quarter of 2011.

In connection with the notes, the Company incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and the Company issued warrants to purchase 236,538 shares of the Company’s common stock to the selling agents. At issuance, the warrants had a fair market value of $129,991. Total debt financing costs of $336,646 were capitalized and are being recognized over the term of the related convertible notes using the effective interest rate method.

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

The following is a summary of the 2010/2011 convertible notes payable through June 30, 2012:

Face amount of notes, unrelated parties	$422,500
Face amount of notes, related parties	400,000
Balance at December 31, 2010	822,500

Gross proceeds received in 2011 from unrelated parties	525,000
Converted to equity in 2011, unrelated parties	(850,000)
Converted to equity in 2011, related parties	(200,000)
Balance at December 31, 2011	297,500

Converted to equity in 2012, unrelated parties	(32,500)
Balance at June 30, 2012	265,000
Current maturities at June 30, 2012	(265,000)
Long-term portion	$—

2012 Convertible Debt Issuance

On February 21, 2012, the Company received an initial commitment from lenders for $324,000 in long-term convertible debt financing to be received in three installment payments through April 2012. The committed amount was subsequently adjusted to $306,000, and payments of $216,000 were received during the three month period ended March 31, 2012. The remaining $90,000 was received in April 2012. An additional $100,000 was received in May 2012. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount (609,000 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from issuance date. However, if the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender based on the same warrant terms as listed earlier. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $1.00 per share. For the $100,000 of convertible debt issued in May, 2012, if the Company issues or sells any shares of common stock in a private placement at less than $1.00 per share before February 21, 2014, the exercise price of the warrants and the conversion price into common stock will be adjusted proportionally. The aforementioned provision will only apply until the Company completes a private placement involving at least $500,000 in equity investment of the Company. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that is outstanding as of the issuance date. The $100,000 convertible debt issued in May 2012 is subordinate to the previously issued $306,000 portion of the 2012 convertible debt issuances.

The Company paid a total of $8,109 in legal fees and $38,600 in investment banking fees related to this transaction. These fees are recorded as deferred financing costs, and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

In addition to the aforementioned cash investment banking fees, the Company may be required to issue warrants to the investment bankers at 10% coverage of the number of warrants issued to investors, or 40,600 warrants associated with the $406,000 convertible debt issued during the six months ended June 30, 2012. These warrant issuances are contingent upon the investors’ conversion of their debt to equity, would be issued at the time of the investors’ conversion, and would have a $1.00 exercise price and five-year term.

Upon issuance, the fair value of the 609,000 warrants related to the $406,000 in convertible debt secured through June 30, 2012 was determined to be $539,965, utilizing a Black-Scholes pricing model and was recorded as a warrant derivative liability on the consolidated balance sheet. The fair value of the warrants exceeded the corresponding $406,000 of debt by $133,965 which was recorded immediately to interest expense. The debt discount is being amortized over the life of the corresponding convertible promissory notes.

The following is a summary of the 2012 convertible notes payable through June 30, 2012:

Balance at December 31, 2011	$—
Face value of notes issued	406,000
Less: value assigned to warrants as debt discount	(406,000)
Plus: accretion of debt discount for the six months ended	69,701
June 30, 2012
Balance at June 30, 2012, net (face value $406,000)	69,701
Current maturities at June 30, 2012	—
Long-term portion	$69,701

5. LONG-TERM PROMISSORY NOTES

In November and December 2011, the Company secured $265,000 of promissory notes from several individuals. One hundred thousand dollars ($100,000) of the promissory notes bear interest at 12% per annum and the principal matures in November and December 2013. One hundred sixty-five thousand dollars ($165,000) of the promissory notes bear interest at 15% and the principal matures in December 2013. Accrued interest is payable quarterly on the 1st of January, April, July, and October each year and the final interest paid upon maturity.

In connection with the 12% notes, the individuals received 100,000 warrants. The 15% note holders received 247,500 warrants. See the terms of the warrants in Note 8.

The following is a summary of the long-term promissory notes as of June 30, 2012:

Face amount of notes, related parties	$240,000
Face amount of notes, unrelated parties	25,000
Total face amount of notes at December 31, 2011	265,000

Less value assigned to the warrants as a debt discount	(157,128)

Plus accretion of debt discount for 2011	2,209

Balance at December 31, 2011, net	110,081

Plus accretion of debt discount for the six months ended
June 30, 2012	39,288

Balance at June 30, 2012, net (face value of $265,000)	149,369

Current maturities at June 30, 2012	—
Long-term portion	$149,369

6. DERIVATIVE WARRANT LIABILITY

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

The Company has analyzed the criteria contained in ASC Topic 815-40 and ASC Topic 815-10, and concluded that certain warrants granted in connection with its 2012 convertible notes are required to be accounted for as derivative liabilities and are reflected as warrant derivative liability on the Company’s consolidated balance sheets.

In accordance with ASC Topic 815-40, the new warrants are revalued as of each balance sheet date based on the estimated fair value, and any resultant changes in fair value will be recorded as gain or loss in the Company’s consolidated statements of operations. The Company estimates the fair value of the warrants, classified as warrant derivative liability, using the Black-Scholes option pricing model. The assumptions used during the six months ended June 30, 2012 are as follows:

Estimated fair value of stock	$0.95
Expected warrant term	10-9.75 years
Risk-free rate interest rate	1.9%
Expected volatility	117.9%
Dividend yield	0%
During 2011, no warrants were outstanding which required liability accounting treatment in accordance with ASC Topic 815-40.

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

The following table sets forth the components of change in the Company’s warrant derivative liability for the periods indicated:

		Number of	Warrant
		Warrants	Derivative
Date		Issued	Liability
December 31, 2011	Balance of warrant derivative liability	—	—
	Warrants issued	609,000	$539,965
	Fair value of warrants reclassified to equity during 2012,
	valued as of the reclassification date	(459,000)	(406,118)
	Change in fair value	—	(1,129)
June 30, 2012	Balance of warrant derivative liability	150,000	$132,718

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurement. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs, or instruments which trade infrequently and therefore have little or no price transparency, were classified as Level 3 As of June 30, 2012, the Company’s warrant derivative liability was classified as Level 3 within the fair value hierarchy. As of December 31, 2011, the Company had no financial instruments or related derivative liabilities requiring fair value measurement.

Liabilities measured at fair value on a recurring basis at June 30, 2012 are as follows:

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2012

Warrant derivative liability	-	-	$ 132,718	$ 132,718

The table below provides a summary of the changes in fair value during the six months ended June 30, 2012, including net transfers in and/or out, of all financial liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Warrant
Derivative
Liability

Beginning balance, January 1, 2012	$—
Net transfers in to (out of) Level 3	—
Purchases	—
Sales	—
Issuances	539,965
Settlements	—
Fair value of warrants reclassified to equity	(406,118)
Total net realized and unrealized gains	—
included in other expenses	(1,129)
Ending balance, June 30, 2012	$132,718

Gains recorded in other expense, net for
Level 3 liabilities still held at June 30, 2012	$—

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.

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

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

During the three months ended June 30, 2012, the Company received $198,800 in additional equity through a private equity offering. The transaction is a unit offering ($1.00 per unit) that includes one share of common stock with a par value of $0.001 and the purchaser receives a five-year warrant to purchase 0.5 of a share of common stock for each share they purchase, at an exercise price of $2.00 per share. The Company incurred $35,138 of issuance costs associated with this round of equity financing. The issuance costs were recorded as an adjustment to additional paid in capital, offsetting the proceeds for the share issuance. The issuance costs consisted of $29,094 issued to a selling agent, $4,544 in legal costs, and $1,500 in miscellaneous fees.

Stock Purchase Warrant Grants

For warrants and options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

In connection with the Company’s second quarter private placement unit offerings, 99,400 stock warrants were issued to purchasers of common stock, which have an exercise price of $2.00 per share and a term of 5 years.

The Company also provided the selling agent 10% warrant coverage based on amount of the private equity offering. The selling agent received 19,880 stock purchase warrants with an exercise price of $2.00 per share, with a five year term.

In connection with payments received during the quarter ended June 30, 2012 related to the 2012 convertible debt issuance, a total of 285,000 stock warrants were issued with an exercise price of $1.25 per share with a ten year term.

As of June 30, 2012, the Company had the following warrants to purchase common stock outstanding:

			Weighted	Weighted
			Average	Remaining
		Stock	Exercise	Contractual
		Warrants	Price	Life (years)
Balance outstanding at December 31, 2011		1,092,287	$ 1.44	6.19

Granted		743,280	$ 1.39	8.88
Exercised		-	$ -
Forfeited/cancelled		-	$ -
Balance outstanding at June 30, 2012		1,835,567	$ 1.42	6.99

The following table summarizes the information about stock warrants outstanding as of June 30, 2012:

	Exercise		Numbers	Weighted Average
	Price		Outstanding	Remaining Life
	$ 1.00		616,037	6.93
	$ 1.25		609,000	9.76
	$ 2.00		610,530	4.27
			1,835,567	6.99

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

During the six months ended June 30, 2012 and 2011, the Company granted 80,000 and 450,000 stock options respectively, which included 80,000 and 370,000 options issued to Company officers and board members, respectively.

For the three and six month periods ended June 30, 2012 and 2011, total stock-option compensation expense was $123,037 and $132,234; and $172,606 and $262,640, respectively.

The following is a summary of stock option activity under the 2011 Stock Plan during the six months ended June 30, 2012:

		Weighted	Weighted
		Average	Remaining
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	1,050,000	$1.00	8.46	$—
Granted	80,000	1.00	9.83	—
Exercised	—	—	—	—
Forfeited/cancelled	—	—	—	—

Balance at June 30, 2012	1,130,000	$1.00	8.09	$—

Exercisable at June 30, 2012	528,125	$1.00	8.28	$—

9. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2012 and 2011.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(619,370)	$(743,136)	$(1,252,017)	$(1,186,553)
Weighted average of common shares outstanding	10,837,999	8,631,250	10,767,247	7,891,292
Basic net earnings (loss) per share	$(0.06)	$(0.09)	$(0.12)	$(0.15)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(619,370)	$(743,136)	$(1,252,017)	$(1,186,553)
Weighted average of common shares outstanding	10,837,999	8,631,250	10,767,247	7,891,292
Stock options (1)	—	—	—	—
Stock warrants (2)	—	—	—	—
Convertible debt (3)	—	—	—	—
Diluted weighted average common shares outstanding	10,837,999	8,631,250	10,767,247	7,891,292
Diluted net income (loss) per share	$(0.06)	$(0.09)	$(0.12)	$(0.15)

(1)	For the three and six months ended June 30, 2012 and 2011, there were common stock equivalents attributable to outstanding stock options of 1,130,000 and 1,050,000, respectively. The stock options are anti-dilutive for the three and six months ended June 30, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

(2)	For the three and six months ended June 30, 2012 and 2011, there were common stock equivalents attributable to warrants of 1,835,567 and 659,787, respectively. The warrants are anti-dilutive for the three and six months ended June 30, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

(3)	For the three and six months ended June 30, 2012 and 2011, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 857,107 and 557,359, respectively. The conversion shares are anti-dilutive for the three and six months ended June 30, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

10. SUBSEQUENT EVENTS

Through August 20, 2012, the Company has received $200,000 from ten qualified investors. In exchange, the Company issued long-term convertible debt aggregating $200,000. The notes accrue interest at 6% per annum. The principal and all accrued interest is due in full in August 14, 2015. The Company granted to the lender warrants to purchase a number of shares of common stock equal to the advance amount. The warrants have an exercise price of $1.25 per share and have a 10 year term from the issuance date. If the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value of not less than $2.25 per share. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $0.25 per share. This convertible debt includes a mandatory conversion feature that provides for mandatory conversion upon the occurrence of any of the following three events, at the following terms. First, in the event of a “Qualified Financing”, defined as a sale or sales of common stock in aggregate of at least $2,500,000, all outstanding principle and accrued and unpaid interest would convert at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing, or $0.25 per share. In the event of a “Change in Control”, defined as the acquisition of the Company or the sale of all or substantially all Company assets; all outstanding principle and accrued and unpaid interest would convert at $0.25 per share. If the Company generates $500,000 or more in gross revenue in any fiscal quarter all outstanding principle and accrued and unpaid interest would convert at $0.25 per share.

This debt is junior to all other debt. The Company shall pay 13% of the proceeds received, in investment banking fees related to these transactions.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:  our need for additional capital to fund our sales and marketing efforts, continued work on our research and development programs; our inability to further identify, develop and achieve commercial success for new products and technologies; the development of competing diagnostic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

OnPoint was founded to commercialize MRI quality assurance software and technologies originally developed by Mayo Clinic. The company is dedicated to leveraging technology and intelligent systems to assist the global healthcare industry in delivering the highest quality medical images possible – safely, consistently and efficiently. OnPoint's enterprise quality assurance solution is deployed in the cloud and delivered in a “Software as a Service”, or SaaS, utility computing model, which provides anytime, anywhere access to the technology.

Our flagship product for MRI is focused on automating the quality control measures required for accreditation by American College of Radiology, with real-time dashboards, analytics and trending to make sure scanners are providing the best possible images of patients.

Through June 30, 2012, we have signed contracts with customers which have or will result in revenue of totaling $97,440. Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2012. As of June 30, 2012, we had an accumulated deficit of $(5,523,287) and anticipate incurring additional losses while we ramp up our sales and marketing efforts. We expect to spend significant resources over the next several years to secure new customers, develop strategic partnerships, and to fund future research and development. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.

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

In January 2012, we launched an inside sales (telemarketing) campaign through the Reier Group, a sales organization that helps companies develop business and grow revenue. They provide lead generation, lead management, and assist with improving closing cycles. In second quarter of 2012, one resource from the Reier Group was engaged in the inside sales effort. Our long-term plan is to develop these capabilities internally, but we will continue to sell primarily through an inside sales organization as it minimizes our cost of sales and allows centralized control for customizing and delivering unique marketing programs.

As of August 6, 2012, OnPoint has 58 MRI scanners sending quality assurance imaging studies to the OnPoint cloud and is actively managing over 60,000 images online for its customers. This represents a 300% increase in imaging providers using our MRI quality assurance service during the second quarter of 2012.

We are developing strategic partnerships to assist with the sales and marketing of our products. We have successfully completed pilots with two significant partnerships. Additional capital will be required to fully-engage with these partners and execute the agreed upon next steps.

We intend to develop additional models for MRI as well as quality control systems for other modalities (Computed Tomography, or CT, Mammography, Ultrasound and others), all of which have similar accreditation requirements and quality control challenges.

Financings

During the six months ended June 30, 2012, we issued $406,000 in promissory notes. These notes accrue interest at a rate of 8% per annum and such interest is payable in quarterly installments beginning on July 1, 2012 until the notes are repaid in full. These notes will mature on August 21, 2013, with the Company having the option to extend the due date to no later than February 21, 2014. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 609,000 shares of our common stock. These warrants have an exercise price of $1.25 per share.

During the six months ended June 30, 2012, the Company received $223,800 in additional equity through a private equity offering. The transaction is a unit offering ($1.00 per unit) that includes one share of common stock with a par value of $0.001 and the purchaser receives a five-year warrant to purchase 0.5 of a share of common stock for each share they purchase, at an exercise price of $2.00 per share.

Results of Operations

Three months ended June 30, 2012 compared to June 30, 2011

Revenue and Costs of Revenue

For the quarter ended June 30, 2012, we recognized revenue of $3,666 on contracts, which have terms of 12 to 36 months, totaling $23,064. We also recognized $50,000 in service contract revenue for services performed during the quarter. Costs of revenue for the quarter ended June 30, 2012 of $71,378 consisted of employee compensation allocated to revenue generating efforts of $7,150, consulting costs of $26,728 and $37,500 of royalty payments due to Mayo. In previous periods, prior to the Company starting to generate revenue, comparable royalty expense was classified as General and Administrative expense.

Operating Expenses

Our general and administrative expenses consist primarily of compensation paid to employees and related benefit expenses for business development, financial, legal and other administrative functions. In addition, we incur external costs for professional fees for legal, patent and accounting services. We expect that our general and administrative expenses, both internal and external, will increase as we continue with our sales and marketing efforts.

Research and Development Expenses.  Our research and development expenses were $27,095 for the three months ended June 30, 2012 and $0 for the three months ended June 30, 2011. The Company had previously capitalized research and development costs prior to the Company’s software becoming technologically feasible.

General and Administrative Expenses.  Our general and administrative expenses were $412,359 for the three months ended June 30, 2012 compared to $283,446 for the three months ended June 30, 2011.  Contributors to the increase in second quarter 2012 general and administrative expenses over the corresponding increases in the comparable prior year period are as follows: employee salaries($51,920), and marketing expense ($19,795) and amortization of software development costs ($18,398). We anticipate that general and administrative expenses will continue to be higher than previous historical levels as we continue to incur costs relating to our operations as a public company and increase our investment in business development required to support our research and development efforts.

Merger Related Costs. Our merger related costs were $0 for the three months ended June 30, 2012, compared to $215,924 for the three months ended June 30, 2011.

Interest Expense.  Interest expense was $182,237 for the three months ended June 30, 2012 compared to $244,048 for the three months ended June 30, 2011.

Components of interest expense consisted of the following for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Components of interest expense:
Amortization of warrant discount on long-term promissory notes	$19,644	$—	$39,288	$—
Accrued interest on 2010 and 2011 convertible notes	6,607	26,586	13,749	52,027
Amortization of warrant discount on 2012 convertible notes	59,996	—	69,701	—
Interest accrued on long-term promissory notes and short-term convertible notes	9,171	—	18,343	—
Amortization of deferred debt financing costs	18,422	217,462	32,314	266,748
Accrued interest on 2012 convertible notes	6,232	—	7,392	—
Interest expense recognized on warrant derivative liability	62,165	—	133,965	—
	$182,237	$244,048	$314,752	$318,775

In February 2012, we entered into an 8% convertible note financing agreement with certain investors, which provided $216,000 of funding during the quarter ended March 31, 2012. We subsequently received additional committed funds of $90,000 in April 2012 and $100,000 in May 2012, for a total funding amount of $406,000. In connection with the notes, we incurred legal costs of $8,109 and finders’ fees of $38,600, which both have been and will be paid out of the net proceeds to third party selling agents. Total debt financing costs of $46,709 were capitalized and are being amortized over the term of the related convertible notes using the effective interest rate method.

Six months ended June 30, 2012 compared to June 30, 2011

Revenue and Costs of Revenue

For the six month period ended June 30, 2012, we recognized revenue of $5,539 on contracts totaling $33,064. We also recognized $60,000 in service contract revenue for services performed during the quarter. Costs of revenue for the six month period ended June 30, 2012 of $91,578 consisted of employee compensation allocated to revenue generating efforts of $14,850, consulting expense of $26,728 and $50,000 of royalty payments due to Mayo. In previous periods, prior to the Company starting to generate revenue, comparable royalty expense was classified as General and Administrative expense.

Operating Expenses

Research and Development Expenses.  Our research and development expenses were $131,911 for the six months ended June 30, 2012 and $0 for the six months ended June 30, 2011. The Company had previously capitalized research and development costs prior to the Company’s software becoming technologically feasible.

General and Administrative Expenses.  Our general and administrative expenses were $799,351 for the six months ended June 30, 2012 compared to $544,481 for the six months ended June 30, 2011.  Contributors to the increase in six months ended June 30, 2012 general and administrative expenses over the corresponding increases in the comparable prior year period are as follows: employee salaries ($129,990), marketing expense ($57,816) and amortization of software development costs ($36,795).

Merger Related Costs. Our merger related costs were $0 for the six months ended June 30, 2012, compared to $323,717 for the six months ended June 30, 2011.

Interest Expense.  Interest expense was $314,752 for the six months ended June 30, 2012 compared to $318,755 for the three months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had cash of $30,930 and negative working capital of $535,955. Through June 30, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $3,297,300.  Based on our current operating plan, the funding discussed in Note 10, “Subsequent Events” herein was necessary to continue funding our operations beyond August 31, 2012.

For the six months ended June 30, 2012, compared to the six months ended June 30, 2011, we have used $153,449 more cash in operations, significant contributors to the increased use of cash in operations include; an overall increase in net loss of $65,464, a net decrease in accounts payable of $42,331; and an increase in accounts receivable of $52,112. Investing activities consisting of a decrease in restricted cash providing $100,539 of cash over the comparable prior period; and, capitalized software costs used $(205,394) of cash during the comparable prior year period. Finally, cash provided from financing activities decreased by $(373,059), which is due to decreased amounts of convertible note and stock issuances.

Our outstanding 2010-2011 convertible notes have a mandatory conversion feature whereby the outstanding principal amount automatically, and without any further action by the note holders, convert to common stock. In addition, the holders of such convertible notes have the option to convert the accrued but unpaid interest on such convertible notes into shares of common stock. Therefore, the only financial obligation associated with these notes would occur if the note holders elect to receive accrued interest in cash in lieu of shares of our common stock. As of June 30, 2012, note holders converted $1,082,500 of convertible notes plus accrued interest of $86,169, leaving $265,000 in principal outstanding.

If all of the holders of convertible notes elect to receive accrued interest in cash, we would be obligated to make the following interest payments:

Date	Payment
July 1, 2012	$ 7,392
July 31, 2012	11,042
October 1, 2012	8,120
December 31, 2012	5,521
Total	$ 32,075

In February 2012, we entered into an 8% convertible note financing agreement with certain investors, which provided $216,000 of funding during the quarter ended March 31, 2012. We subsequently received additional committed funds of $90,000 in April 2012 and $100,000 in May 2012, for a total funding amount of $406,000. In connection with the notes, we incurred legal costs of $8,109 and finders’ fees of $38,600, which were to be paid out of the net proceeds to third party selling agents. Total debt financing costs of $46,709 were capitalized and are being amortized over the term of the related convertible notes using the effective interest rate method.

We do not expect these interest payments to have a material impact on cash and cash equivalents, or our ability to fund continuing operations of the business.

Our outstanding term debt of $265,000 matures in either November 2013 ($50,000) or December 2013 ($215,000). Interest of approximately $9,000 per quarter is accruing on this term debt, with interest payments due on the first day of January, April, July and October, with a final principal and interest payment due at maturity. The debt holders consist of current or prior directors of the Company.

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $100,000 per year to Mayo for each of the years ended December 31, 2011 and 2012, respectively. As of June 30, 2012, we have $100,000 of such royalty payment accrued. The 2011 payment is past due and we currently have a verbal agreement to make all payments when funding and cash flows allow.

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

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the quarter ended June 30, 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the six month period ended June 30, 2012, the Company has accrued $50,000 of royalty payments. The total accrual for unpaid royalties was $100,000 at June 30, 2012.

Software Technology License

The software technology license is an agreement with Mayo Foundation for Medical Education and Research, a minority stockholder. The license is recorded at cost. Amortization for the license is provided on the straight-line method over the estimated useful life of the license of 3 years. Amortization expense for the three and six month periods ended June 30, 2012 was $8,333 and $16,666.

Deferred Financing Costs

Deferred debt financing costs were incurred in connection with our issuance of convertible promissory notes. Amortization of the deferred debt financing costs is provided on the effective interest method over the term of the related debt.

Revenue Recognition

The Company is a development stage company and had not generated any revenue from inception (February 1, 2009) through December 31, 2011. The Company began generating a nominal amount of revenue during the quarter ended March 31, 2012. Software subscription revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 months.

The Company also earned revenue on a service contract with a sole customer during the quarter ended March 31, 2012. The service contract for $10,000 was recognized as revenue as the services were performed during March, 2012.

During the quarter ended June 30, 2012, the Company sold $50,000 of software to a sole customer, and fully recognized the related revenue during the three month period ended June 30, 2012.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at June 30, 2012 and December 31, 2011. Our remaining open tax years subject to examination include the periods 2009, 2010 and 2011. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

We have recorded a full valuation allowance against our deferred tax assets at June 30, 2012 and December 31, 2011.

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

Derivative Financial Instruments

We have derivative liabilities which are required to be accounted for at fair value. As such, each balance sheet date, all such outstanding derivative liabilities are reported at the period end’s estimated fair value, and changes in that estimate from the prior period end are reflected as a gain or loss in the consolidated statement of operations. The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liabilities.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our audited financial statements for the year ended December 31, 2011, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no significant revenues and have incurred cumulative net losses of $5,523,287 through June 30, 2012. As a result, our independent registered public accounting firm in their audit report on our 2011 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

At June 30, 2012, we had cash and cash equivalents of $30,930 and negative working capital of $535,955. Through June 30, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $3,297,300. Based on our operating plan, the funding discussed in Note 10, “Subsequent Events” herein was necessary to continue funding our operations beyond August 31, 2012.

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

Our success will depend in large part upon the key personnel we intend to hire. At this time, we have only our Chief Executive Officer, William Cavanaugh, our Interim Chief Financial Officer, Jim Marolt, and our Chief Technology Officer, Chris Hafey, in place as part of our management team. We intend to recruit other key members of the management team. If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

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

As shares of our common stock become gradually available for resale in the public market, the supply of our common stock will increase, which could decrease our market price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to a registration statement, if one is effective), and these sales may have a depressive effect on the market for the shares of our common stock. In general, a person who has held restricted shares for a period of one year from the filing of the Company’s Form 8-K relating to the Merger containing the Form 10 information may, sell our common stock into the market.

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

As of June 30, 2012, we have 857,107 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.65 to $1.00 per share), 1,835,567 shares of common stock issuable upon exercise of outstanding warrants and 1,130,000 shares of common stock issuable upon exercise of outstanding options. In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of June 30, 2012, our officers and directors beneficially owned approximately 23.1% of our outstanding common stock (assuming none of our remaining notes are converted. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Long-Term Debt Financing

On April 24, 2012, the Company received the third and final installment payment of $90,000 on a previous commitment from lenders on convertible debt financing. An additional $100,000 of convertible debt financing was received on May 10, 2012. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount. The warrants have an exercise price of $1.25 per share and have a 10 year term from issuance date. If the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to the lender based on same warrant terms as listed above. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $1.00 per share. If the Company issues or sells any shares of common stock in a private placement at less than $1.00 per share between February 21, 2012 and February 21, 2014, the exercise price of the warrants and the conversion price into common stock will be adjusted proportionally. For the $100,000 of convertible debt issued on May 10, 2012, the aforementioned provision will only apply until the Company completes a private placement involving at least $500,000 in equity investment to the Company. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that is outstanding as of the issuance date. The Company paid a total of $8,109 in legal fees and $38,600, in investment banking fees related to this transaction. These fees are recorded as deferred financing costs, net on the consolidated balance sheet, and are amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes. The $100,000 convertible debt issued on May 10, 2012 is subordinate to the previously issued $306,000 portion of the 2012 convertible debt issuances.

Additional Closings of Private Placement

During the quarter ended June 30, 2012, the Company received $198,800 in additional equity through a private equity offering. The number of units and issuance dates were as follows: 30,000 units on May 23, 2012; 100,000 units on May 31, 2012; and 68,800 units on June 21, 2012. The transactions are unit offerings ($1.00 per unit) that include one share of common stock with a par value of $0.001 and the purchaser receives a five-year warrant to purchase 0.5 of a share of common stock for each share they purchase, at an exercise price of $2.00 per share.

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

4.3 4.4 4.5 10.1

First Amendment to Subordination Agreement, filed herewith.

Form of 2012 Private Placement Warrant, filed herewith.

Form of 2012 Anti-Dilution Warrant, filed herewith.

Form of Subscription Agreement for 2012 Private Placement, filed herewith.

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

VERTICAL HEALTH SOLUTIONS, INC.

Date: August 20, 2012 By: /s/ William T. Cavanaugh

Name: William T. Cavanaugh

Title: President and Chief Executive Officer
(principal executive officer)

Date: August 20, 2012 By: /s/ James P. Marolt

Name: James P. Marolt

Title: Interim Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Nos.

4.1	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 27, 2012).

4.3 4.4 4.5 10.1

First Amendment to Subordination Agreement, filed herewith.

Form of 2012 Private Placement Warrant, filed herewith.

Form of 2012 Anti-Dilution Warrant, filed herewith.

Form of Subscription Agreement for 2012 Private Placement, filed herewith.

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