Form 10-Q
period 2012-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2012-11-14
CIK 1163332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

Vertical Health Solutions, Inc.

(Exact name of registrant as specified in its charter)

_________________

Florida	001-31275	59-3635262
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

7760 France Avenue South, 11th Floor, Minneapolis, MN 55435
(Address of Principal Executive Offices) (Zip Code)

(612) 568- 4210
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  þ     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

The number of shares of the registrant’s common stock outstanding as of November 13, 2012 was 12,653,672.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited)
		a)	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4
		b)	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and the period from February 1, 2009 (inception) to September 30, 2012	5
		c)	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and the period from February 1, 2009 (inception) to September 30, 2012	6
		d)	Notes to Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		26
	Item 4.	Controls and Procedures		26

PART II	OTHER INFORMATION
	Item 1.		Legal Proceedings	26
	Item 1A.		Risk Factors	27
	Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	33
	Item 3.		Defaults Upon Senior Securities	33
	Item 4.		Mine Safety Disclosures	33
	Item 5.		Other Information	34
	Item 6.		Exhibits	34
Signatures				35

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$461,440	$168,780
Restricted cash	-	25,299
Accounts receivable	13,891	-
Prepaid expenses and other current assets	25,338	56,920
Total current assets	500,669	250,999

Property and equipment, net	3,072	4,228
Software development costs, net	294,365	349,558
Software technology license, net	-	19,445
Deferred financing costs, net	505,622	35,340

Total assets	$1,303,728	$659,570

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$179,110	$214,317
Short-term convertible notes payable	16,948	16,948
Accrued interest payable	13,346	35,270
Accrued payroll and benefits	1,854	13,961
Accrued royalties-related party	125,000	50,000
Deferred revenue	26,813	-
Accrued other expenses	17,100	2,700
Current maturities of long-term convertible debt	132,500	297,500
Total current liabilities	512,671	630,696

Long-term promissory notes, net of discounts	-	110,081
Long-term convertible debt, net of current maturities and discounts	129,653
Total liabilities	642,324	740,777

Stockholders' deficit:
Common stock, $0.001 par value, 250,000,000 shares
authorized; 12,653,672 and 10,650,408 issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	12,654	10,651
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2012 and December 31,
2011, respectively	-	-
Additional paid in capital	8,569,101	4,179,412
Deficit accumulated during the development stage	(7,920,351)	(4,271,270)

Total stockholders' deficit	661,404	(81,207)

Total liabilities and stockholders' deficit	$1,303,728	$659,570

See accompanying notes to the unaudited consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period from
					Inception
		Three Months Ended		Nine Months Ended	(February 1, 2009)
		September 30,		September 30,	to September 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,791	$-	$69,330	$-	$69,330
Costs of revenues	61,326	-	206,366	-	206,366
Gross loss	(57,535)	-	(137,036)	-	(137,036)

Operating expenses:
Research and development	67,870	-	199,781	-	445,808
General and administrative	341,880	307,355	1,087,769	851,836	4,382,458
Investor relations expense	819,118	-	819,118	-	819,118
Merger related costs	0	26,677	0	350,394	347,312

Total operating expenses	1,228,868	334,032	2,106,668	1,202,230	5,994,696

Loss from operations	(1,286,403)	(334,032)	(2,243,704)	(1,202,230)	(6,131,732)

Other income (expense):
Interest income	1	53	8	473	674
Interest expense	(300,203)	(21,839)	(614,955)	(340,614)	(1,000,944)
Beneficial conversion expense	(809,533)	-	(809,533)	-	(809,533)
Gain (loss) on fair value adjustment
of warrant derivative liability	(926)	-	203	-	203

Total other income (expense)	(1,110,661)	(21,786)	(1,424,277)	(340,141)	(1,809,600)

Net loss before income taxes	(2,397,064)	(355,818)	(3,667,981)	(1,542,371)	(7,941,332)

Income tax benefit	-	-	18,900	-	20,981

Net loss and comprehensive loss	$(2,397,064)	$(355,818)	$(3,649,081)	$(1,542,371)	$(7,920,351)

Net loss per common share -
basic and diluted	$(0.21)	$(0.03)	$(0.33)	$(0.18)

Weighted average common shares
outstanding - basic	11,248,343	10,523,286	10,928,783	8,778,265

Weighted average common shares
outstanding - diluted	11,248,343	10,523,286	10,928,783	8,778,265

See accompanying notes to the unaudited consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			Inception
	Nine Months Ended		(February 1, 2009)
	September 30,		to September 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(3,649,081)	$(1,542,371)	$(7,920,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of assets	128,135	291,574	536,616
Amortization of debt discount	364,572	—	366,781
Stock-based compensation	1,039,165	312,209	1,901,833
Non-cash merger related costs	—	42,828	42,828
Interest expense for warrant liability derivative recorded
in excess of discounted debt	133,966	—	133,966
Beneficial conversion expense	809,533	—	809,533
Gain on fair value adjustment of warrant derivative liability	(203)	—	(203)
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,891)	—	(13,891)
(Increase) decrease in prepaid expenses and other current assets	31,582	(9,237)	(25,338)
Increase (decrease) in accounts payable	(71,373)	(80,886)	122,516
Increase (decrease) in accrued interest	56,681	60,353	138,931
Increase (decrease) in accrued payroll and benefits	(12,107)	(4,682)	1,854
Increase in acrued royalties-related party	75,000	37,500	125,000
Increase in deferred revenue	26,813	—	26,813
Increase (decrease) in accrued other expenses	14,400	(3,600)	10,503
Increase (decrease) in accounts payable-related parties	—	—	966,294

Net cash used in operating activities	(1,066,808)	(896,312)	(2,776,315)

Cash flows provided by (used in) investing activities:
Decrease (increase) in restricted cash	25,299	(25,292)	—
Capitalized software development costs	—	(367,956)	(367,956)
Purchase of property and equipment	—	(2,941)	(12,450)
Cash received from VHS merger	—	1,145	1,145

Net cash provided by (used in) investing activities	25,299	(395,044)	(379,261)

Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	1,296,000	525,000	2,643,500
Debt financing costs	(126,243)	(68,250)	(332,898)
Proceeds from issuance of promissory notes	—	—	265,000
Proceeds from exercise of stock warrants	750	—	750
Proceeds from sale of common stock and warrants,
net of issuance costs	163,662	629,750	1,040,664

Net cash provided by financing activities	1,334,169	1,086,500	3,617,016

Increase (decrease) in cash	292,660	(204,856)	461,440

Cash:
Beginning of period	168,780	330,803	—

End of period	$461,440	$125,947	$461,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,394	$—	$7,617

Non-cash investing and financing activities:

Accounts payable - related parties incurred for the purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by forgiveness of debt
and issuance of common stock	$—	$—	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$360,214	$44,472	$490,205
Accrued interest converted to common stock	$78,605	$46,980	$125,585
Convertible debt converted to common stock	$215,000	$1,050,000	$1,265,000
Term debt converted to common stock	$265,000	$—	$265,000
Increase in accounts payable, accrued expenses and short-term convertible
debt for liabilities assumed in reverse merger	$—	$43,973	$43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$—	$—	$157,128
Increase in debt discounts on long-term converrtible
notes by issuing stock warrants	$524,463	$—	$524,463
Increase in debt discounts on long-term convertible notes by issuing
warrant liability derivatives	$406,000	$—	$406,000
Increase in accounts payable for deferred financing costs	$36,166	$—	$36,166
Warrant derivative liability reclassified to equity	$539,763	$—	$539,763
Increase in debt discounts in connection with beneficial conversion
feature on long-term convertible notes	$395,537	$—	$395,537

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

The on-going operations of the Company are that of OnPoint. OnPoint provides a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has not yet generated significant revenue and is considered a development stage company as of September 30, 2012.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011, we incurred a net loss of $2,020,104. For the nine months ended September 30, 2012, we incurred a net loss of $3,649,081. At September 30, 2012, we have cash of $461,440, an accumulated deficit of $7,920,351 and negative working capital of $12,002. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the third quarter of 2012, we issued convertible debt of $890,000. These funds are expected to last us through December 2012 at which time future private placements of equity capital or debt financing such as the item discussed in Note 10, “Subsequent Events” herein, will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations.

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

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the nine month periods ended September 30, 2012 and 2011, software development costs of $0 and $367,956 were capitalized, respectively.  The software was available for customer use as of September 30, 2011 and is being amortized over a five year period. Amortization expense for the three and nine months ended September 30, 2012 was $18,397 and $55,193, respectively. There was no amortization expense for the corresponding periods in 2011.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments due for the underlying technology embedded in the Company’s software, based on the occurrence of sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the nine months ended September 30, 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the nine month period ended September 30, 2012, the Company has accrued and expensed $75,000 of minimum royalty payments. Accrued royalty payments totaled $125,000 and $50,000 at September 30, 2012 and December 31, 2011, respectively.

Revenue Recognition

The Company is a development stage company and had not generated any revenue from inception (February 1, 2009) through December 31, 2011. The Company began generating a nominal amount of revenue during the quarter ended March 31, 2012. Revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 months. Software subscription revenue was $3,791 and $12,347 for the three and nine months ended September 30, 2012, and $0 for both the three and nine months ended September 30, 2011. Software contract revenue is recognized as services are performed. We recognized $0 and $56,983 in software contract revenue for services performed during the three and nine months ended September 30, 2012 and $0 for the three and nine months ended September 30, 2011.

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

For the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at September 30, 2012 and December 31, 2011. The Company’s remaining open tax years subject to examination include 2009, 2010 and 2011. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company has recorded a full valuation allowance against its deferred tax assets at September 30, 2012 and December 31, 2011.

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

In accounting for convertible debt instruments, the proceeds from issuance of the convertible notes are first allocated between the convertible notes and the warrants. If the amount allocated to convertible notes results in an effective per share conversion price less than the fair value of the Company’s common stock on the date of issuance, the intrinsic value of this beneficial conversion feature is recorded as a further discount to the convertible debt with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock.

Derivative Financial Instruments

Derivative liabilities are required to be accounted for at fair value. As such, each balance sheet date, all such outstanding derivative liabilities are reported at the period end’s estimated fair value, and changes in that estimate from the prior period end are reflected as a gain or loss in the consolidated statement of operations. The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liabilities.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three and nine months ended September 30, 2012 and 2011, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended September 30, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Reclassification of Balances

Certain prior quarter financial statement line items and account balances have been reclassified to conform to the current periods’ presentation. Specifically, amortization expense related to software development costs and software technology license, which was previously included in general and administrative expense, is included in cost of revenues for the three and nine months ended September 30, 2012. There was no change to net loss as previously reported.

3. RELATED PARTIES

At September 30, 2012 and December 31, 2011, the Company had $125,000 and $50,000, respectively of accrued royalties due to a related party which reflected both the 2011 minimum royalty license fee that is due to the Mayo Foundation for Medical Education and Research, and a portion of the 2012 minimum royalty license fee. This amount remains past due and unpaid at the time of this filing. We currently have a verbal agreement to make all payments when funding and cash flow allow.

As of September 30, 2012 and December 31, 2011, there was accrued interest payable on long-term convertible debt to a board member of $1,699 and $24,082, respectively. Interest expense on the related party convertible debt for the three and nine months ended September 30, 2012 was $3,370 and $13,342 respectively. During the nine month period ended September 30, 2012, this board member received 208,808 shares of common stock upon conversion of convertible debt of $100,000 and accrued interest aggregating to $35,726.

On September 28, 2012, board members converted $240,000 of long-term promissory note principal and $25,504 of accrued interest was converted to 1,062,016 shares of common stock in accordance with the terms of Promissory Note Conversion agreement discussed in Note 5; Long-Term Promissory Notes. Accrued interest on long-term promissory notes to board members was $0 and $913 at September 30, 2012 and December 31, 2011, respectively. Interest expense on related party promissory notes during the three and nine months ended September 30, 2012 was $8,137 and $24,590 and was $0 for both the three and nine month periods ended September 30, 2011.

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

On June 7, 2011, $1,017,500 of convertible notes and $46,980 of accrued interest was converted to 1,637,663 shares of common stock pursuant to a note amendment agreement. On both September 30, 2011 and February 29, 2012, the first two principal satisfaction dates, an additional $32,500 of debt was converted to 50,000 shares of common stock per the terms of the debt agreement. On July 31, 2012, an additional $132,500 of convertible notes and $11,108 of accrued interest was converted to 220,936 shares of common stock in accordance with the terms of the debt agreement. The debt was converted at $0.65 per share. Therefore, an additional beneficial conversion charge was not required.

The following is a summary of the 2010/2011 convertible notes payable through September 30, 2012:

Face amount of notes, unrelated parties	$422,500
Face amount of notes, related parties	400,000
Balance at December 31, 2010	822,500

Gross proceeds received in 2011 from unrelated parties	525,000
Converted to equity in 2011, unrelated parties	(850,000)
Converted to equity in 2011, related parties	(200,000)
Balance at December 31, 2011	297,500

Converted to equity in 2012, unrelated parties	(65,000)
Converted to equity in 2012, related parties	(100,000)
Balance at September 30, 2012	132,500
Current maturities at September 30, 2012	(132,500)
Long-term portion	$-

First 2012 Convertible Debt Issuance

On February 21, 2012, the Company received an initial commitment from lenders for $324,000 in long-term convertible debt financing to be received in three installment payments through April 2012. The committed amount was subsequently adjusted to $306,000, and payments of $216,000 were received during the three month period ended March 31, 2012. The remaining $90,000 was received in April 2012. An additional $100,000 was received in May 2012. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount (609,000 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from issuance date. However, if the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender based on the same warrant terms as listed earlier. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $0.25 per share for the $100,000 notes issued in May 2012 and $1.00 per share for the remaining $306,000 of notes. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that was outstanding as of the issuance date. The $100,000 convertible debt issued in May 2012 is subordinate to the previously issued $306,000 portion of the 2012 convertible debt issuances.

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

Upon issuance, the fair value of the 609,000 warrants related to the $406,000 in convertible debt secured through June 30, 2012 was determined to be $539,966, utilizing a Black-Scholes pricing model and was recorded as a warrant derivative liability on the consolidated balance sheet. The fair value of the warrants exceeded the corresponding $406,000 of debt by $133,966 which was recorded immediately to interest expense. The debt discount is being amortized over the life of the corresponding convertible promissory notes. See Note 6 for further information on the derivative liability.

In accordance with anti-dilution provisions within the original debt agreement, the conversion price for the $100,000 notes issued in May 2012 was adjusted from $1.00 per share to $0.25 per share during the three months ended September 30, 2012. Due to the resulting beneficial conversion feature, and additional $30,000 debt discount was recorded with a corresponding increase to additional paid in capital.

Second 2012 Convertible Debt Issuance

During the period from August 10, 2012 to September 28, 2012, the Company issued $890,000 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the third anniversary of its issuance date and is junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter. Also, if the Company sells an aggregate of $2,500,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share.

In connection with the note issuance, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (890,000 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date. If the warrant holder elects to exercise the warrants by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value of not less than $2.25 per share.

In connection with the note issuance, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes. As of September 30, 2012, 420,080 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $115,700 and the fair value of the warrants issued of $360,214, are recorded as deferred financing costs and amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

Upon issuance, the relative fair value of the 890,000 warrants related to the $890,000 in convertible debt secured through September 30, 2012 was determined to be $524,463. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature resulted from a conversion price of $0.25 while the estimated fair value of the common stock ranged from $1.23 to $0.94 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes.

On August 21, 2012, one $50,000 convertible note was converted to 200,000 shares of common stock.

The following is a summary of the 2012 convertible notes payable through September 30, 2012:

	First 2012	Second 2012
	Convertible	Convertible
	Debt Issuance	Debt Issuance	Total
Balance at December 31, 2011	$-	$-	$-
Face value of notes issued	406,000	890,000	1,296,000
Less: value assigned to warrants as debt discount	(406,000)	(524,463)	(930,463)
Less: debt discount from beneficial conversion feature	-	(365,537)	(365,537)
Less: debt discount from resolution of contingent
conversion price adjustment	(30,000)	-	(30,000)
Plus: accretion of debt discount for the nine months ended
September 30, 2012	143,636	66,017	209,653
Less: conversion of debt to equity	-	(50,000)	(50,000)

Balance at September 30, 2012, net (face value $1,246,000)	113,636	16,017	129,653
Current maturities at September 30, 2012	-	-	-
Long-term portion	$113,636	$16,017	$129,653

5. LONG-TERM PROMISSORY NOTES

In November and December, 2011, the Company secured $265,000 of promissory notes from several individuals. One hundred thousand dollars ($100,000) of the promissory notes bore interest at 12% per annum and the principal matured in November and December 2013. One hundred sixty-five thousand dollars ($165,000) of the promissory notes bore interest at 15% and the principal matured in December 2013. Accrued interest was payable quarterly on the 1st of January, April, July, and October each year with the final interest payable upon maturity.

In connection with the 12% notes, the individuals received 100,000 warrants. The 15% note holders received 247,500 warrants. See the terms of the warrants in Note 8.

On September 28, 2012, the Company entered into a promissory note conversion agreement with certain of its existing promissory note holders to permit the holders of such notes to convert the outstanding principal and accrued interest into shares of common stock at a conversion price of $0.25 per share. $265,000 of long-term promissory note principal and $28,308 of accrued interest was converted to 1,173,236 shares of common stock in accordance with terms of this agreement. At the time of this conversion being negotiated, the Company’s estimated fair value of its common stock was $0.94 and therefore, $809,533 of beneficial conversion expense was recorded. Following such conversions, no long-term promissory notes remain outstanding.

The following is a summary of the long-term promissory notes as of September 30, 2012:

Face amount of notes, related parties	$240,000
Face amount of notes, unrelated parties	25,000
Total face amount of notes at December 31, 2011	265,000

Less value assigned to the warrants as a debt discount	(157,128)

Plus accretion of debt discount for 2011	2,209

Balance at December 31, 2011, net	110,081

Plus accretion of debt discount for the nine months ended
September 30, 2012	154,919

Conversion of debt to equity	(265,000)

Balance at September 30, 2012, net (face value of $0)	-

Current maturities at September 30, 2012	-
Long-term portion	$-

6. DERIVATIVE WARRANT LIABILITY

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

The Company has analyzed the criteria first contained in ASC Topic 815-40 and ASC Topic 815-10, and concluded that certain warrants granted in connection with its first 2012 convertible debt issuance were required to be accounted for as derivative liabilities.

In accordance with ASC Topic 815-40, the warrants were valued at the time of issuance and revalued as of each balance sheet date based on the estimated fair value, and any resultant changes in fair value was recorded as gain or loss in the Company’s consolidated statements of operations. The Company estimated the fair value of the warrants, classified as warrant derivative liability, using the Black-Scholes option pricing model. The assumptions used during the nine months ended September 30, 2012 are as follows:

Estimated fair value of stock	$0.94 - $0.95
Expected warrant term	9.5 - 10 years
Risk-free interest rate	1.9%
Expected volatility	117.9%
Dividend yield	0%

During 2011, no warrants were outstanding which required liability accounting treatment in accordance with ASC Topic 815-40.

As trading activity in the Company’s own common stock is very limited, the estimated fair value of the stock is based on the weighted average of the Company’s previous 10 days with trading activity and the expected volatility is based upon the observed volatility of capital stock of comparable public companies. The expected term of the warrants is based on the Company’s analysis of expected exercise behavior, taking into account the various warrant holder demographics. The risk-free rate of return is based on the U.S. Treasury security rates for maturities consistent with the expected term of the warrants.

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

The following table sets forth the components of change in the Company’s warrant derivative liability for the periods indicated:

		Number of	Warrant
		Warrants	Derivative
Date		Issued	Liability
December 31, 2011	Balance of warrant derivative liability	-	-
	Warrants issued	609,000	$539,966
	Fair value of warrants reclassified to equity during 2012,
	valued as of the reclassification date	(609,000)	(539,763)
	Change in fair value of remaining warrants from date		0
	of issuance to reclassification date	-	(203)
September 30, 2012	Balance of warrant derivative liability	-	$-

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

Level	1	- Inputs use quoted prices in active markets for identical assets or liabilities.

Level 2	- Inputs use other inputs that are observable, either directly or indirectly, other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	-Inputs are unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurement. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs, or instruments which trade infrequently and therefore have little or no price transparency, were classified as Level 3. During the nine months ended September 30, 2012, the Company’s warrant derivative liability was classified as Level 3 within the fair value hierarchy. As of December 31, 2011 and September 30, 2012, the Company had no financial instruments or related derivative liabilities requiring fair value measurement.

The table below provides a summary of the changes in fair value during the nine months ended September 30, 2012, including net transfers in and/or out, of all financial liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Warrant
Derivative
Liability

Beginning balance, January 1, 2012	$-
Net transfers in to (out of) Level 3	-
Purchases	-
Sales	-
Issuances	539,966
Settlements	-
Fair value of warrants reclassified to equity	(539,763)
Total net realized and unrealized gains	-
included in other expenses	(203)
Ending balance, September 30, 2012	$-

Gains recorded in other expense, net for
Level 3 liabilities still held at September 30, 2012	$-

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012.

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

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

During the three months ended September 30, 2012, holders of the 2010/2011 convertible promissory notes were issued 220,936 shares of common stock in accordance with mandatory conversion provisions of the debt agreement, in exchange for $132,500 of convertible notes and $11,108 of accrued interest as discussed in Note 4; Convertible Promissory Notes.

On August 21, 2012, the Company issued 200,000 shares of common stock to one investor on conversion of $50,000 of convertible promissory notes.

On September 28, 2012, holders of long-term promissory notes received 1,173,236 shares of common stock in accordance with the promissory note conversion agreement, in exchange for $265,000 of long-term promissory note principal and $28,308 of accrued interest, as discussed in Note 5; Long-Term Promissory Notes.

Stock Purchase Warrant Grants

For warrants and options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

In connection with payments received during the quarter ended September 30, 2012 related to the second 2012 convertible debt issuance, a total of 890,000 stock warrants were issued with an exercise price of $1.25 per share with a ten year term.

In connection with a previous sale of common stock and warrants during the six months ended June 30, 2012, the Company issued 671,400 warrants to these investors on August 10, 2012, in accordance with anti-dilution provisions of the original equity offering agreements. The warrants have an exercise price of $0.01 and expire on December 31, 2012. The value of the warrants, based on a Black-Scholes model analysis, was determined to be $819,118, and was recognized in earnings as a non-cash item as Investor Relations expense. On September 18, 2012, 75,000 of these warrants were exercised for cash proceeds of $750.

In connection with the second 2012 convertible note issuance, 420,080 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was determined to be $360,214, and was recorded as deferred financing costs.

As of September 30, 2012, the Company had the following warrants to purchase common stock outstanding:

		Weighted	Weighted
		Average	Remaining
	Stock	Exercise	Contractual
	Warrants	Price	Life (years)
Balance outstanding at December 31, 2011	1,092,287	$1.44	6.19

Granted	2,724,760	$0.78	6.44
Exercised	(75,000)	$(0.01)	0.25
Forfeited/cancelled	-	$-	-
Balance outstanding at September 30, 2012	3,742,047	$0.98	6.27

The following table summarizes the information about stock warrants outstanding as of September 30, 2012:

Exercise	Numbers	Weighted Average
Price	Outstanding	Remaining Life (years)
$0.01	596,400	0.25
$0.25	420,080	5.00
$0.31	150,000	9.61
$1.00	616,037	6.68
$1.25	1,349,000	9.79
$2.00	610,530	4.02
	3,742,047	6.27

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

During the nine months ended September 30, 2012 and 2011, the Company granted 80,000 and 450,000 stock options respectively, which included 80,000 and 370,000 options issued to Company officers and board members, respectively.

For the three and nine month periods ended September 30, 2012 and 2011, total stock-option compensation expense was $47,441 and $220,047; and $49,569 and $312,209, respectively.

The following is a summary of stock option activity under the 2011 Stock Plan during the nine months ended September 30, 2012:

		Average	Remaining
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	1,050,000	$1.00	8.46	$-
Granted	-	1.00	9.58	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Balance at September 30, 2012	1,130,000	$1.00	7.84	$-

Exercisable at September 30, 2012	678,125	$1.00	7.88	$-

The assumptions used to value option and warrant grants during the nine months ended September 30, 2012 are as follows:

Estimated fair value of stock	$0.94 - $1.23
Expected term	0.25 - 10.0 years
Risk-free rate of return	0.62% - 1.90%
Expected volatility	117.9%
Dividend yield	0%

9. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$ (2,397,064)	$ (355,818)	$ (3,649,081)	$ (1,542,371)
Weighted average of common shares outstanding	11,248,343	10,523,286	10,928,783	8,778,265
Basic net earnings (loss) per share	$ (0.21)	$ (0.03)	$ (0.33)	$ (0.18)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$ (2,397,064)	$ (355,818)	$ (3,649,081)	$ (1,542,371)
Weighted average of common shares outstanding	11,248,343	10,523,286	10,928,783	8,778,265
Stock options (1)	-	-	-	-
Stock warrants (2)	-	-	-	-
Convertible debt (3)	-	-	-	-
Diluted weighted average common shares outstanding	11,248,343	10,523,286	10,928,783	8,778,265
Diluted net income (loss) per share	$ (0.21)	$ (0.03)	$ (0.33)	$ (0.18)

(1)	For the three and nine months ended September 30, 2012 and 2011, there were common stock equivalents attributable to outstanding stock options of 1,130,000 and 1,050,000, respectively. The stock options are anti-dilutive for the three and nine months ended September 30, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

(2)	For the three and nine months ended September 30, 2012 and 2011, there were common stock equivalents attributable to warrants of 3,742,047 and 729,787, respectively. The warrants are anti-dilutive for the three and nine months ended September 30, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

(3)	For the three and nine months ended September 30, 2012 and 2011, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 4,321,530 and 457,692, respectively. The conversion shares are anti-dilutive for the three and nine months ended September 30, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

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

Through September 30, 2012, we have signed contracts with customers which have or will result in revenue totaling $100,440. Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2012. As of September 30, 2012, we had an accumulated deficit of $(7,920,351) and anticipate incurring additional losses while we ramp up our sales and marketing efforts. We expect to spend significant resources over the next several years to secure new customers, develop strategic partnerships, and to fund future research and development. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.

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

In January 2012, we launched an inside sales (telemarketing) campaign through the Reier Group, a sales organization that helps companies develop business and grow revenue. They provide lead generation, lead management, and assist with improving closing cycles. In the third quarter of 2012, one resource from the Reier Group was engaged in the inside sales effort. Our long-term plan is to develop these capabilities internally, but we will continue to sell primarily through an inside sales organization as it minimizes our cost of sales and allows centralized control for customizing and delivering unique marketing programs.

As of November 5, 2012, OnPoint has 38 medical imaging providers sending quality assurance imaging studies to the OnPoint cloud and is actively managing over 60,000 images online for its customers. We are developing strategic partnerships to assist with the sales and marketing of our products. We have successfully completed pilots with two significant partnerships. Additional capital will be required to fully-engage with these partners and execute the agreed upon next steps.

We intend to develop additional models for MRI as well as quality control systems for other modalities (Computed Tomography, or CT, Mammography, Ultrasound and others), all of which have similar accreditation requirements and quality control challenges.

Financings

During the three months ended September 30, 2012, we issued $890,000 in convertible promissory notes. These notes have a three year term and accrue interest at a rate of 6% per annum and are convertible into common stock at $0.25 per share. Interest is due at maturity. These notes will mature on various dates in August and September 2015. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 890,000 shares of our common stock. These warrants have an exercise price of $1.25 per share.

Results of Operations

Three months ended September 30, 2012 compared to September 30, 2011

Revenue and Costs of Revenue

For the quarter ended September 30, 2012, we recognized revenue of $3,791 on contracts, which have terms of 12 to 36 months,. Costs of revenue for the quarter ended September 30, 2012 of $61,326 consisted of employee compensation allocated to revenue generating efforts of $7,150; consulting costs of $8,000; $25,000 of royalty payments due to Mayo; and $21,176 of amortization expense related to software development costs and software technology license. In 2011 periods, prior to the Company starting to generate revenue, comparable expenses were classified as General and Administrative expense.

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

Research and Development Expenses.  Our research and development expenses were $67,870 for the three months ended September 30, 2012 and $0 for the three months ended September 30, 2011. The Company had previously capitalized research and development costs related to the development of the Company’s software product after technological feasibility was proven.

General and Administrative Expenses.  Our general and administrative expenses were $341,880 for the three months ended September 30, 2012 compared to $307,355 for the three months ended September 30, 2011.

Investor Relations Expense. Investor relations expense represents a non-cash charge to earnings for the fair value of warrants issued to certain warrant holders according to adjustment provisions in their original equity offering agreement, as discussed in Note 8; Stockholders’ Equity (Deficit). Investor relations expense was $819,118 and $0 for the three months ended September 30, 2012 and 2011, respectively.

Merger Related Costs. Our merger related costs were $0 for the three months ended September 30, 2012, compared to $26,677 for the three months ended September 30, 2011.

Interest Expense.  Interest expense was $300,203 for the three months ended September 30, 2012 compared to $21,839 for the three months ended September 30, 2011.

Components of interest expense consisted of the following for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Components of interest expense:
Amortization of warrant discount on long-term promissory notes	$115,634	$-	$154,919	$-
Accrued interest on 2010 and 2011 convertible notes	4,465	8,327	18,214	60,354
Amortization of warrant discount on 2012 convertible notes	139,951	-	209,653	-
Accrued interest on long-term promissory notes and short-term convertible notes	9,071	-	27,412	-
Amortization of deferred debt financing costs	20,024	13,512	52,341	280,260
Accrued interest on 2012 convertible notes	11,058	-	18,450	-
Interest expense recognized on warrant derivative liability	-	-	133,966	-
	$300,203	$21,839	$614,955	$340,614

Beneficial Conversion Expense. We recognized a non-cash charge to earnings of $809,533 during the quarter ended September 30, 2012 on the conversion of long-term promissory notes, which are discussed in Note 5; Long-Term Promissory Notes. The $809,533 represents the difference between the fair value of the Company’s stock issued at conversion and the carrying value of the debt principal and related accrued interest converted.

Nine months ended September 30, 2012 compared to September 30, 2011

Revenue and Costs of Revenue

For the nine month period ended September 30, 2012, we recognized revenue of $9,330 on contracts totaling $50,130. We also recognized $56,983 in service contract revenue for services performed during the nine months ended September 30, 2012. Costs of revenue for the nine month period ended September 30, 2012 of $206,366 consisted of employee compensation allocated to revenue generating efforts of $22,000, consulting expense of $34,728, $75,000 of royalty payments due to Mayo, and $74,638 of amortization expense related to software development costs and software technology license. In 2011 periods, prior to the Company starting to generate revenue, comparable expenses were classified as General and Administrative expense.

Operating Expenses

Research and Development Expenses.Our research and development expenses were $199,781 for the nine months ended September 30, 2012 and $0 for the nine months ended September 30, 2011. The Company had previously capitalized research and development costs related to the Company’s software product after technological feasibility was proven.

General and Administrative Expenses.  Our general and administrative expenses were $1,087,769 for the nine months ended September 30, 2012 compared to $851,836 for the nine months ended September 30, 2011.  Contributors to the increase over the comparable prior year period are increases in employee salaries and marketing costs.

Investor Relations Expense. Investor relations expense represents a non-cash charge to earnings for the fair value of warrants issued to certain warrant holders according to adjustment provisions in their original equity offering agreement, as discussed in Note 8; Stockholders’ Equity (Deficit). Investor relations expense was $819,118 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Merger Related Costs. Our merger related costs were $0 for the nine months ended September 30, 2012, compared to $350,394 for the nine months ended September 30, 2011.

Interest Expense.  Interest expense was $614,955 for the nine months ended September 30, 2012 compared to $340,614 for the nine months ended September 30, 2011.

Beneficial Conversion Expense. We recognized a non-cash charge to earnings of $809,533 during the nine months ended September 30, 2012 on the conversion of long-term promissory notes, which are discussed in Note 5; Long-Term Promissory Notes. The $809,533 represents the difference between the fair value of the Company’s stock issued at conversion and the carrying value of the debt principal and related accrued interest converted.

Liquidity and Capital Resources

 At September 30, 2012, we had cash of $461,440 and negative working capital of $12,002. Through September 30, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $4,187,300.  Based on our current operating plan, the Company has enough funds for operations to December 31, 2012.

For the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, we have used $1,066,808 and $896,312 cash in operations, respectively. This was in increase of $170,496. Significant contributors to the increased use of cash in operations include; an overall increase in net loss of $2,106,710, offset by non-cash operating expenses of (a) an increase in debt discount amortization of $364,572, (b) an increase in stock based compensation of $726,956, and (c) an increase in beneficial conversion expense of $809,533. Investing activities consisting of a decrease in restricted cash providing $50,591 of cash over the comparable prior period; and, capitalized software costs used $(367,956) of cash during the comparable prior year period. Finally, cash provided from financing activities increased by $247,669 ($1,334,169 for 2012 compared to $1,086,500 for 2011), which is primarily due to increased amounts of convertible note issuances of $771,000, offset by a decrease of stock issuances of ($466,088).

Our outstanding 2010-2011 convertible notes have a mandatory conversion feature whereby the outstanding principal amount automatically, and without any further action by the note holders, convert to common stock. In addition, the holders of such convertible notes have the option to convert the accrued but unpaid interest on such convertible notes into shares of common stock. Therefore, the only financial obligation associated with these notes would occur if the note holders elect to receive accrued interest in cash in lieu of shares of our common stock. As of September 30, 2012, note holders converted $1,215,000 of convertible notes plus accrued interest of $97,277, leaving $132,500 in principal outstanding.

In February 2012, we entered into an 8% convertible note financing agreement with certain investors, which provided $216,000 of funding during the quarter ended March 31, 2012. We subsequently received additional committed funds of $90,000 in April 2012 and $100,000 in May 2012, for a total funding amount of $406,000. In connection with the notes, we incurred legal costs of $8,109 and finders’ fees of $38,600, which were to be paid out of the net proceeds to third party selling agents. Total debt financing costs of $46,709 were capitalized and are being amortized over the term of the related convertible notes using the effective interest rate method. Interest is payable on a quarterly basis.

In August and September 2012, we entered into a 6% convertible note financing agreement with certain investors, which provided $890,000 of funding during the quarter ended September 30, 2012. In connection with the notes, we incurred finders’ fees of $115,700, which were to be paid out of the net proceeds to third party selling agents. Total debt financing costs of $475,914 were capitalized and will be amortized over the term of the related convertible notes using the effective interest rate method. Interest is payable at maturity which is three years after issuance.

On August 21, 2012, one $50,000 convertible note was converted to 200,000 shares of common stock.

If all of the holders of convertible notes elect to receive accrued interest in cash, we would be obligated to make the following interest payments:

Date	Payment
October 2012	$ 8,118
December 2012	5,521
January 2013	8,187
April 2013	8,009
July 2013	8,098
August 2013	50,428
September 2013	106,200
Total	$ 194,561

Our outstanding term debt of $265,000, which was scheduled to mature in either November 2013 ($50,000) or December 2013 ($215,000) was converted to equity on September 28, 2012. The debt holders each agreed to convert their outstanding principal and all accrued interest to shares of the Company’s common stock at a conversion rate of $0.25. As a result, 1,060,000 shares were issued to satisfy the $265,000 in principal, and another 113,236 shares were issued to satisfy $28,308 of accrued interest through the conversion date of September 28, 2012.

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $100,000 per year to Mayo for year ending December 31, 2012, and each year thereafter. As of September 30, 2012, we have $125,000 of such royalty payment accrued. The 2011 payment is past due and we currently have a verbal agreement to make all payments when funding and cash flows allow.

We continue to expend cash resources on research and development activities. Without further financing, we expect that expenditures in connection with our research and development efforts will have a material negative impact on our short term liquidity position.

In order to fully launch the sales and marketing efforts to penetrate the marketplace with our product, fully fund ongoing research and development efforts, and build our internal operations, we are seeking to raise additional capital during the remainder of 2012. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. We require operating capital from external sources such as strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt to sustain the business as we ramp up our sales and marketing efforts and secure new customers. We cannot assure you that any such capital raising transaction will be available to us as needed, or on favorable terms. We are subject to those risks associated with any software company. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. We cannot assure you that future development projects will be successful, that future products will be commercially viable, or that we will be able to attract and retain the necessary employees and consultants to complete development and commercialize products.

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

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the quarter ended September 30, 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the nine month period ended September 30, 2012, the Company has accrued $75,000 of royalty payments. The total accrual for unpaid royalties was $125,000 at September 30, 2012.

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

During the quarter ended June 30, 2012, the Company sold $46,983 of software to a sole customer, and fully recognized the related revenue during the three month period ended June 30, 2012.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at September 30, 2012 and December 31, 2011. Our remaining open tax years subject to examination include the periods 2009, 2010 and 2011. This standard also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

We have recorded a full valuation allowance against our deferred tax assets at September 30, 2012 and December 31, 2011.

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

In accounting for convertible debt instruments, the proceeds from issuance of the convertible notes are first allocated between the convertible notes and the warrants. If the amount allocated to convertible notes results in an effective per share conversion price less than the fair value of the Company’s common stock on the date of issuance, the intrinsic value of this beneficial conversion feature is recorded as a further discount to the convertible debt with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock.

Derivative Financial Instruments

Derivative liabilities are required to be accounted for at fair value. As such, each balance sheet date, all such outstanding derivative liabilities are reported at the period end’s estimated fair value, and changes in that estimate from the prior period end are reflected as a gain or loss in the consolidated statement of operations. The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liabilities.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our audited financial statements for the year ended December 31, 2011, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no significant revenues and have incurred cumulative net losses of $7,920,351 through September 30, 2012. As a result, our independent registered public accounting firm in their audit report on our 2011 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

At September 30, 2012, we had cash and cash equivalents of $461,440 and negative working capital of $12,002. Through September 30, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $4,187,300. Based on our operating plan, the Company has enough funds for operations through December 31, 2012.

Our success depends upon maintaining our license to critical intellectual property.

Our success depends upon our maintaining the license with Mayo Foundation for Medical Education and Research for the technology which comprises our product. Future defaults by us could result in the termination of the license which is critical to our business.

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

Because OnPoint became a public company as a result of a reverse merger and not a public offering, we may not attract the attention of major brokerage firms and, as a public company, will incur substantial expenses.

OnPoint became a publicly-traded company through a merger with a public shell company and, accordingly, will be subject to the information and reporting requirements of the United States securities laws. The costs to public companies of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if it were a privately-held company. Security analysts of major brokerage firms may not provide coverage of our business. No assurance can be given that brokerage firms will undertake to make a market for our common stock in the future.

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

As of September 30, 2012, we have 4,321,530 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.25 to $1.00 per share), 3,742,047 shares of common stock issuable upon exercise of outstanding warrants and 1,130,000 shares of common stock issuable upon exercise of outstanding options. In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of September 30, 2012, our officers and directors beneficially owned approximately 25.7% of our outstanding common stock (assuming none of our remaining notes are converted). Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Long-Term Debt Financing

During the period from August 10, 2012 to September 28, 2012, the Company issued $890,000 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the third anniversary of its issuance date and is junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter. Also, if the Company sells an aggregate of $2,500,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share.

In connection with the note issuance, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (890,000 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date. If the warrant holder elects to exercise the warrants by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value of not less than $2.25 per share.

In connection with the note issuance, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes. As of September 30, 2012, 420,080 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $115,700 and the fair value of the warrants issued of $360,214, are recorded as deferred financing costs and amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

The net proceeds of the offering shall be used (i) to support the development and commercialization of MRI quality assurance software technologies; (ii) to support the development and commercialization of quality assurance software technologies for additional diagnostic modalities; and (iii) for general corporate purposes

The warrants and convertible debt instruments were issued, pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company relied on the following facts in making such exemption available: (i) the offer and sale of these securities was made to 29 accredited investors and therefore did not exceed the maximum purchaser limitation or violate the general solicitation rules; and (ii) all of the securities have the status of securities acquired in a transaction under Section 4(2) of the Securities Act and cannot be resold without registration or an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Nos.

4.1	Form of August 2012 Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

4.2	Form of August 2012 Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

10.1	Placement Agency Agreement, dated August 1, 2012, by and between Vertical Health Solutions, Inc. (doing business as OnPoint Medical Diagnostics) and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

10.2	Consulting Agreement, effective as of May 16, 2012, by and between Vertical Health Solutions, Inc. d/b/a OnPoint Medical Diagnostics and James P. Marolt (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 5, 2012).

10.3	Form of Conversion Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 4, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Vertical Health Solutions, Inc. for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL (Extensible Business Report Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: November 14, 2012	Vertical Health Solutions
By: /s/ William T. Cavanaugh
William T. Cavanaugh President and Cheif Executive Officer

Date: November 14, 2012	Vertical Health Solutions
By: /s/ James P. Marolt
James P. Marolt Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Nos.

4.1	Form of August 2012 Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

4.2	Form of August 2012 Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

10.1	Placement Agency Agreement, dated August 1, 2012, by and between Vertical Health Solutions, Inc. (doing business as OnPoint Medical Diagnostics) and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

10.2	Consulting Agreement, effective as of May 16, 2012, by and between Vertical Health Solutions, Inc. d/b/a OnPoint Medical Diagnostics and James P. Marolt (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 5, 2012).

10.3	Form of Conversion Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 4, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Vertical Health Solutions, Inc. for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL (Extensible Business Report Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.