Form 10-K
period 2012-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2013-03-29
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-31275

Vertical Health Solutions, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3635262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7760 France Ave South, 11th Floor Minneapolis, MN	55435
(Address of principal executive offices)	(Zip Code)

(612) 568-4210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,698,788 as of the last business day of the registrant’s most recently completed fiscal quarter, based upon the closing sale price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 13,473,299 shares of the registrant’s common stock par value $0.001 per share outstanding as of March 18, 2013.

2

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

Following the Closing, the business of OnPoint constitutes our only operations. OnPoint was founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance testing software and technologies developed by Mayo Clinic. Our vision, however, is much broader than this. We intend to leverage technology and intelligent systems to assist the global healthcare industry in delivering the highest quality medical images possible – safely, consistently and efficiently. We have built a disruptive “big data” platform for delivering measurable, objective and automated quality assurance to the medical imaging market. This enterprise quality assurance solution is delivered in a “Software as a Service”, or SaaS, utility computing model, which can be scaled to accommodate thousands of imaging facilities with multiple diagnostic imaging scanners.

Our flagship product for MRI is focused on automating the quality control measures required for accreditation by American College of Radiology, or ACR, with real-time dashboards, analytics and trending to make sure scanners are providing the best possible images of patients.

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

“Big Data” architecture

Objectively measuring each individual imaging scan and comparing it against an internal standard or an industry benchmark is not an easy undertaking. A single Computed Tomography (CT) scanner, for instance, produces over 500 million data points annually. A typical small hospital with multiple types of imaging devices may produce more than 4 million images and upwards of 2 billion data points annually. With over 12,000 hospitals and imaging centers in the United States alone, organizing, benchmarking and analyzing medical images quickly becomes what is known as a “big data” problem.

OnPoint has deployed its solutions on one of the leading open-source NoSQL databases, which provides advanced storage techniques on commodity hardware in the cloud, offers simpler scalability and improved performance relative to traditional databases, and utilizes in-memory techniques to make access to unstructured data fast and efficient.

Products and Services

The MRI quality assurance system was developed by Mayo Clinic and has been used by them since 2006, where the system successfully performed automated quality control on over 200,000 MRI images. In 2009, we licensed the technology underlying the MRI quality assurance system from Mayo Clinic in order to further develop the technology to create a product that would be suitable for commercial use. While leaving the core image processing algorithms intact, we have rewritten the user interface, created a flexible reporting framework, redesigned the database, and ported the customer specific system to a more extensible and configurable platform. We have successfully tested and validated these modifications at three locations: (i) Mayo Clinic, (ii) an outpatient imaging provider, and (iii) a hospital during 2011. The aforementioned software development, testing and validation were necessary to complete commercialization during 2011. We began our commercial launch in December 2011 and received our first revenues from Abbott Northwestern Hospital in January 2012. The software is currently in use by 48 medical providers across 19 states with over 85 scanners sending images to the OnPoint cloud. While we are currently focused on commercializing our MRI quality assurance product, our broader vision is to deliver an enterprise quality assurance platform that addresses the quality, operational, and regulatory requirements of all diagnostic imaging devices.

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

Marketing and Sales

We are currently selling and marketing our software through a direct, inside sales (telemarketing) team and a reseller that provides physics consulting services (see below). We intend to sell and market our software through; (i) formal and informal strategic partnerships, (ii) additional resellers, and (iii) formal and informal strategic relationships with payors (insurance companies, health care plans, and radiology benefit management groups).

In the fourth quarter of 2012, we hired a Chief Revenue Office to lead our sales and business development efforts. In November of 2012, we signed a reseller agreement with West Physics Consulting. West Physics currently serves over 1,100 client facilities in 49 states, federal territories, the Caribbean and Latin America, and provides physics consulting and testing services covering MRI, CT, Nuclear Medicine, Mammography, Ultrasound and Radiography/Fluoroscopy. They are well known for providing local-style response times and pricing combined with national expertise and consistency.

In March 2013, we hired 3 full-time employees to our inside sales organization. Each of the individuals hired has over 20 years of sales experience. This team will be prospecting, qualifying, demonstrating our product, and closing business leveraging the email campaigns, conference calls and online webinars. In fourth quarter of 2012, we successfully completed a pilot with one of the largest radiology benefit management companies in the United States by deploying our MRI quality assurance software with two of their customers. As a follow-up to this pilot, we have assembled an independent physics advisory board to develop an objective rating system for comparing the quality of MRI scanners across the industry. The purpose of this quality score is reduce costs to health care plans by directing members to the lowest cost highest quality providers in the market.

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

We believe that the principal competitive factors in our market include:

•	ease of use;
•	product performance and functionality;
•	breadth and depth of functionality;
•	speed and ease of deployment, integration and configuration;
•	total cost of ownership, including price and implementation and support costs;
•	sales and marketing approach;
•	multinational capabilities;
•	security and data privacy;
•	scalability and reliability;
•	company reputation; and
•	price

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

Research and Development

Our research and development activities are focused on enhancing our existing MRI quality assurance product leveraging a SaaS platform using Microsoft based and NoSQL technologies. We intend to develop quality assurance products for other medical imaging devices, such as CT, ultrasound and mammography. An integral component of our future growth strategies includes developing and introducing additional new products for hospitals, clinics, and medical imaging providers as it relates to regulatory and quality assurance software and automation.

Geographic Information

Our corporate headquarters are in Minneapolis, Minnesota where executive, product development and research activities are performed.

Employees

The company currently has six full-time employees: William Cavanaugh, the President and Chief Executive Officer, Chris Hafey, the Chief Technology Officer, and Brian Diaz, the Director of Product Management along with a team of three inside sales representatives. James Marolt, our Interim Chief Financial Officer, is a part-time consultant to the business. Ken Roos, our Chief Revenue Office is an independent consultant to the business working between twenty to thirty hours per week. In addition, we have two software developers who are operating as independent consultants and are paid on an hourly basis. These software developers are re-writing the user interface, creating a flexible reporting framework, redesigning the database, and porting the customer specific system to a more extensible and configurable platform. The independent software developers are sole proprietors functioning as individuals or under their own limited liability companies.

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

Our audited financial statements for the year ended December 31, 2012, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with limited revenues and have incurred cumulative net losses of $8,687,254 through December 31, 2012. As a result, our independent registered public accounting firm in their audit report on our 2012 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Given general economic uncertainties, such capital financing activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We are a development stage company. We have incurred losses since inception and expect to incur significant net losses in the foreseeable future and may never become profitable.

We are in the development stage and have a limited operating history for you to consider in evaluating our business and prospects.  As of December 31, 2012, we have generated limited sales revenue, and continue to generate net operating losses. We have incurred operating losses since inception and expect to incur significant net losses in the foreseeable future.  There can be no assurance that we will be able to generate significant revenues from the sales of current or future products. Our ability to achieve profitability will depend on, among other things, our success in selling our products, managing our expense levels and quickly integrating newly-hired personnel, including management.

We will need additional capital to fund our operations.

We are continually seeking to raise additional capital to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a corporate collaboration or undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund our operations.  We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

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

At December 31, 2012, we had cash and cash equivalents, including restricted cash of $550,403 and working capital of $69,255. Through December 31, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and debt totaling $4,690,500. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through July 2013.

Our success depends upon maintaining our license to critical intellectual property.

Our success depends upon our maintaining the license with Mayo Foundation for Medical Education and Research for the technology which comprises our product.  Future defaults by us, could result in the termination of the license which is critical to our business.

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

Our ability to successfully offer products and implement our business plan in the market requires an effective planning and management process. We are in the early stage of initiating our operations, and we intend to increase our headcount substantially. Beginning our operations and experiencing rapid growth will place a significant strain on our management systems, infrastructure and resources. To manage anticipated growth, we will need to develop and improve our operational, financial, accounting and other internal systems. In addition, our future success will depend in large part upon our ability to recruit, train, motivate and retain managers and other employees and maintain product quality. If we are unable to manage anticipated growth effectively, it could have a material adverse effect on the quality of our products and our business, financial condition, and results of operations.

We depend on key personnel and will need to attract and retain additional personnel.

Our success will depend in large part upon the key personnel we intend to retain and/or hire.  At this time, we have our President and Chief Executive Officer, William Cavanaugh, our Interim Chief Financial Officer, James

Marolt, our Chief Revenue Officer, Ken Roos, our Chief Technology Officer, Chris Hafey, and our Director of Product Management, Brian Diaz, in place as part of our management team.  We intend to recruit other key members of the management team.  If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

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

As of December 31, 2012, we have 7,085,338 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.25 and $0.76 per share), 3,815,264 shares of common stock issuable upon exercise of outstanding warrants and 1,130,000 shares of common stock issuable upon exercise of outstanding options.  In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of December 31, 2012, our officers and directors beneficially own approximately 31.4% of our outstanding common stock (assuming none of our remaining notes are converted).  In addition, certain of our existing stockholders will beneficially own more than 10% of our common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us.  Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

Item 1B.      Unresolved Staff Comments .

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

In January 2004, our common stock began trading on the OTC Bulletin Board. Our common stock is now traded under the symbol “ONMD”. There is a limited trading market for our common stock; therefore historical price information is limited. High and low bid information for our common stock, by quarter-ended date, for the two most recent fiscal years, are as follows:

2012 Fiscal Year:	High	Low
March 31, 2012	$4.99	$1.01
June 30, 2012	$3.98	$1.01
September 30, 2012	$1.99	$0.70
December 31, 2012	$1.15	$0.76

2011 Fiscal Year:
March 31, 2011	$11.48	$3.60
June 30, 2011	$10.66	$2.95
September 30, 2011	$4.99	$4.99
December 31, 2011	$4.99	$4.99

The number of shareholders of record as of March 23, 2013 was 246. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

Historically, we have not declared or paid any cash dividends on our common stock. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by our Board of Directors.

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

Overview

OnPoint is a development stage company founded to commercialize Magnetic Resonance Imaging, or MRI, quality assurance software technologies developed by Mayo Clinic.

Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to December 31, 2012. As of December 31, 2012, we had an accumulated deficit of $8,867,254 and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies, market and sell our product, and further fund research and development of additional products. Through December 31, 2012, we generated only limited revenue as we have insufficient operating capital to fully-launch our sales and marketing efforts and to build additional quality assurance modules to support other imaging modalities. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.

Revenue

The Company is a development stage company and did not generate any revenue from inception (February 2009 through December 31, 2011. The Company began generating a limited amount of revenue during 2012. Revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 to 36 months. Software subscription revenue was $19,200 and $0 for the years ended December 31, 2012 and 2011, respectively.

Software service contract revenue is recognized as services are performed We recognized $56,983 and $0 in software service contract revenue for services performed during the years ended December 31, 2012 and 2011, respectively.

Financings

In 2011, we issued $525,000 of convertible promissory notes. These notes bore interest at 10% per annum and were convertible into our common stock. The holder could convert all or a portion of the principal and accrued interest under the notes into common shares at any time prior to repayment in full. For amounts not previously converted, principal would be satisfied in four equal installments the first of which commenced on September 30, 2011 and thereafter commenced on February 29, 2012, July 31, 2012 and December 31, 2012, each referred to herein as a principal satisfaction date. On each principal satisfaction date, the applicable portion of the outstanding principal balance of such notes was satisfied by the issuance of shares of common stock at a conversion price determined in accordance with the notes. Accrued interest was due on December 31, 2011 and was payable on each of the principal satisfaction dates thereafter in either cash or common stock at the election of the holder. The conversion price was equal to the lesser of $0.65 per share or 65% of the volume weighted average of the common stock for the twenty trading dates preceding a conversion; provided, however, the conversion price could not be less than $0.25 per share. We estimated the fair value of our common stock to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record. During 2012 and 2011, all principal and accrued interest converted to equity at conversion prices ranging from $0.62 to $0.65 per share.

On June 7, 2011, we completed the initial closing of a private placement to accredited investors of 525,000 units, at a purchase price of $1.00 per unit, for approximately $525,000 in gross proceeds. Each unit consisted of one share of common stock, par value $0.001 per share and a warrant to purchase 0.5 shares of common stock.  Pursuant to the Confidential Private Placement Memorandum, we issued an aggregate of 525,000 shares of common stock, together with warrants to purchase 262,500 shares of common stock at an exercise price of $2.00 per share.  Subsequent closings under this Confidential Private Placement Memorandum included 150,000 units on August 23, 2011 for $150,000 in gross proceeds, where we issued 150,000 shares of common stock and 75,000 warrants; and 50,000 units on September 28, 2011 for $50,000 in gross proceeds, where we issued 50,000 shares of common stock and 25,000 warrants. On November 17, 2011, we completed the private placement to accredited investors by issuing 10,000 units for $10,000 in gross proceeds, by issuing 10,000 shares of common stock and 5,000 warrants.

On November 25, 2011, we issued a promissory note to Richard Lindstrom, a member of our Board of Directors, whereby we could borrow, from time to time, up to $200,000 from Dr. Lindstrom. Upon the execution of the note, Dr. Lindstrom remitted $50,000 to us. Prior to the maturity of the note, we could request that Dr. Lindstrom advance additional funds to us in increments of $10,000 up to the maximum loan amount. The note accrued interest at a rate of 12% per annum and such interest was payable in quarterly installments beginning on January 1, 2012 until the note was repaid in full. The note was to mature on November 25, 2013 but all outstanding principal ($200,000) converted to equity at a conversion price of $0.25 per share during 2012. In connection with each advance, we issued Dr. Lindstrom a ten-year warrant to purchase a number of shares of our common stock equal to the quotient of the amount of such advance divided by $1.00. These warrants have an exercise price of $1.00 per share.

On December 30, 2011, we issued $165,000 in promissory notes to certain investors. These notes accrued interest at a rate of 15% per annum and such interest was payable in quarterly installments beginning on January 1, 2012 until the notes were repaid in full. These notes were to mature on December 30, 2013, but were converted to equity during 2012. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 247,500 shares of our common stock. These warrants have an exercise price of $1.00 per share.

In 2012, we completed the initial closing of a private placement to accredited investors of 223,800 units, at a purchase price of $1.00 per unit, for approximately $223,800 in gross proceeds. Each unit consisted of one share of common stock, par value $0.001 per share and a warrant to purchase 0.5 shares of common stock.  Pursuant to the Confidential Private Placement Memorandum, we issued an aggregate of 223,800 shares of Common Stock, together with warrants to purchase 111,900 shares of Common Stock at an exercise price of $2.00 per share.

During the period from February 21, 2012 to April 21, 2012, we issued $406,000 of convertible promissory notes. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount (609,000 in total). The warrants had an original exercise price of $1.25 per share and a 10 year term from issuance date. The warrant exercise prices were subsequently reduced to $0.65 or $0.31 per share, depending upon the specific terms of the warrants. However, if the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to each lender based on the same warrant terms as listed earlier. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at a conversion price of $0.25 per share. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that was outstanding as of the issuance date.

During the period from August 10, 2012 to December 31, 2012, the Company issued $1,393,000 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the third anniversary of its issuance date and is junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter. Also, if the Company sells an aggregate of $2,500,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share. In connection with the issuance of these notes, we also issued to the investors, ten-year warrants to purchase an aggregate of 1,393,000 shares of common stock at $1.25 per share.

Software Research and Development

Our software research and development expenses consist primarily of certain employee wages and consultant costs relating to software engineers, programmers, and research related to the software as further described under “Results of Operations” below.

General and Administrative

Our general and administrative expenses consist primarily of compensation paid to employees and related benefit expenses for business development, financial, legal and other administrative functions. In addition, we incur external costs for professional fees for legal, patent and accounting services. We expect that our general and administrative expenses, both internal and external, will continue to increase as we grow and expand.

Results of Operations

Year ended December 31, 2012 compared to December 31, 2011

Revenue and Costs of Revenue. For the year ended December 31, 2012, we recognized revenue of $19,200 on our subscription revenue contracts, which have terms of 12 to 36 months.  Additionally, we also recognized $56,983 in service revenue for services performed on one-off contracts.  Costs of revenue for the year ended December 31, 2012 of $288,247 consisted of employee compensation allocated to revenue-generating efforts of $85,036; consulting costs of $10,175; $100,000 of royalty payments due to Mayo; and $93,036 of amortization expense related to software development costs and software technology license. For the year ended December 31, 2011, we had no revenue and the comparable expenses were classified as General and Administrative expense.

Software Research and Development Expenses. Our software development expenses were $452,046 for the year ended December 31, 2012 compared to $147,562 for the year ended December 31, 2011. The increase in expenses was from additional resources working on improving our initial design and platform and developing a streamlined version thereon, called OnPoint Express.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $1,244,537 for the year ended December 31, 2012 compared to $1,177,962 for the year ended December 31, 2011. The increase of $66,575 can be explained as follows. Legal expense was $117,019 for the year ended December 31, 2012, compared to $82,622 for the year ended December 31, 2011, and the increase of $34,397 was due to the additional legal work due to (1) SEC compliance as a result of being a public company, and (2) increased convertible debt issuance activity. Consulting expense for 2012 was $37,852 and $142,525 for 2011 which was a decrease of $104,673 which was a result of a reduced reliance on outside consulting services. Insurance costs were $74,798 in 2012 and $51,715 in 2011, an increase of $23,083 and this was a result of securing insurance for the business and employees. Accounting costs for 2012 were $124,371 and $84,006 for 2011 which resulted in an increase of $40,365, primarily due to consulting fees paid our interim Chief Financial Officer. Payroll and payroll related costs was $375,448 in 2012 and $360,810 for 2011 and the increase of $14,638 was due to primarily to 2012 being the first full year of employment for certain Company employees, partially offset by changes in allocations of certain employee compensation expenses among Selling, General and Administrative Expense, Cost of Revenues and Research and Development during the 2012 fiscal year. Office expenses for 2012 were $33,660 and $27,855 for 2011 which resulted in an increase of $5,805, due to increased office costs as the Company was completing the reorganization and increased activities. Rent expense for 2012 was $65,665 compared to $41,696 for 2011 which resulted in an increase of $23,969 due to increases in the monthly rent for the Company’s headquarters office. Advertising and marketing expense for 2012 was $107,326 compared to $27,920 for 2011 with the increase of $79,406 due to increased selling efforts during 2012, the first full year in which the Company’s software was commercially viable. Stock option expense was $267,488 for 2012 compared to $345,716 for 2011 due to timing of the vesting of options issued in 2011 and prior to employees. Depreciation was $1,402 for 2012 compared to $21,648 for 2011, a decrease of $20,246, due to depreciation of software development costs being included in cost of sales after sales began in 2012. We anticipate that selling, general and administrative expenses will continue to increase as we continue ramping up our sales and marketing efforts and general growth in 2013.

Merger Related Costs.  Merger related costs were $0 for the year ended December 31, 2012 and $347,312 for the year ended December 31, 2011.  The merger and related expenses were incurred for the merger with VHS and OnPoint that occurred on April 15, 2011.

Investor Relations Expense. Investor relations expense was $819,118 and $0 for the years ended December 31, 2012 and 2011, respectively. The 2012 investor relations expense arose from the issuance of 671,400 warrants under anti-dilution provisions of the PIPE equity offering at an exercise price of $0.01 which was valued using the Black-Scholes option pricing model.

Interest Expense. Interest expense increased to $906,249 for the year ended December 31, 2012 from $349,828 for the year ended December 31, 2011, due to new debt being issued. The components of interest expense for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Components of interest expense:
Amortization of warrant and beneficial conversion feature discount on long-term promissory notes	$154,919	$2,209
Accrued interest on 2010 and 2011 convertible notes	21,530	67,836
Amortization of warrant and beneficial conversion feature discount on 2012 convertible notes	389,585	—
Accrued interest on long-term promissory notes and short-term convertible notes	27,422	948
Amortization of deferred debt financing costs	138,389	278,835
Accrued interest on 2012 convertible notes	40,438	—
Interest charge recognized on warrant derivative liability	133,966	—
	$906,249	$349,828

Beneficial Conversion Expense. Beneficial conversion expense was $809,533 and $0 for the years ended December 31, 2012 and 2011, respectively. The 2012 beneficial conversion expense arose from the conversion of convertible promissory notes to equity.

Loss on Debt Extinguishment. Loss on debt extinguishment was $171,548 and $0 for the years ended December 31, 2012 and 2011, respectively. The loss on debt extinguishment incurred in 2012 resulted from the modification of the warrant exercise price and conversion price of $306,000 of the first 2012 convertible debt issuance ( Note 11, Convertible Promissory Notes).

Income Tax Benefit. The income tax benefit was $18,900 and $2,081 for years ended December 31, 2012 and 2011 due to the Company receiving a research and development credit in cash from the State of Minnesota. The increase in the research and development credit was due to increased research and development activity in 2012. The Company has not recorded a tax benefit for the generated net operating losses, as they may not be realized in future periods. Therefore, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Liquidity and Capital Resources

Year ended December 31, 2012 compared to December 31, 2011

For the year ended December 31, 2012, compared to the year ended December 31, 2011, we have used $1,431,013 and $1,084,324 cash in operations, respectively. This was an increase of $346,689. Significant contributors to the increased use of cash in operations include; an overall increase in net loss of $2,575,880, offset by non-cash operating expenses of (a) an increase in debt discount amortization of $542,295, (b) an increase in stock based compensation of $740,890, and (c) an increase in beneficial conversion expense of $809,533. Investing activities provided cash of $25,299 in 2012 compared to cash used of $395,051 in 2011. In 2011, the Company capitalized software costs of $367,956, of which there was none in 2012. Finally, cash provided from financing activities increased by $469,985 ($1,787,337 for 2012 compared to $1,317,352 for 2011), which is primarily due to increased amounts of convertible note issuances of $1,274,000, offset by a decrease of stock issuances of $431,940 and debt financing costs of $113,789.

Summary

At December 31, 2012, we had cash and cash equivalents of $550,403 and working capital of $69,255. For the year ended December 31, 2012, we have funded substantially all of our operations and capital expenditures through private placements of equity and debt totaling approximately $2,022,800. From January 1, 2013 to March 29, 2013, we raised an additional $272,500 of debt funding.

The outstanding convertible notes issued in the first 2012 convertible debt issuance mature in August 2013 and interest is payable quarterly. At the option of the Company, the first 2012 convertible debt can be extended until February 2014. The principal and accrued interest on the outstanding notes issued in the second 2012 convertible debt offering are payable at maturity in August through December 2015.

Assuming we do not raise additional capital prior to the remaining principal and interest payment dates, these payments would have a significant negative impact on cash and cash equivalents, and our ability to fund continuing operations of the business.

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $100,000 to Mayo for the year ended December 31, 2012, and for each year thereafter. As of December 31, 2012, we have $150,000 of such royalty payment accrued. The entire balance is past due and remains unpaid. Mayo has verbally agreed to forgo payment until the Company has sufficient funds to pay them.

We continue to expend cash resources on research and development activities. Without further financing, we expect that expenditures in connection with our research and development efforts will have a material negative impact on our short term liquidity position.

In order to fully launch the sales and marketing efforts to penetrate the marketplace with our product, fully fund ongoing research and development efforts, and build our internal operations, we are seeking to raise additional capital in 2013. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. We require operating capital from external sources such as strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt to sustain the business as we ramp up our sales and marketing efforts and secure new customers. We cannot assure you that any such capital raising transaction will be available to us as needed, or on favorable terms. We are subject to those risks associated with any software company. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. We cannot assure you that future development projects will be successful, that future products will be commercially viable, or that we will be able to attract and retain the necessary employees and consultants to complete development and commercialize products.

Summary of Contractual Obligations

The following table summarizes our obligations to make future payments under our current contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term convertible notes payable	$1,749,000	$406,000	$1,343,000	$—	$—
Estimated interest payments (1)	262,474	20,734	241,740	—	—
License payments (2)	650,000	150,000	200,000	200,000	100,000
Short-term convertible notes payable	16,948	16,948	—	—	—
Other	—
Totals	$2,678,422	$593,682	$1,784,740	$200,000	$100,000

(1) Estimated interest payments represent an amount calculated for expected interest payments due under our convertible and non-convertible debt agreements at December 31, 2012. Assumptions used to calculate these amounts were based upon current interest rates, required minimum principal payments and maturity of our debt per our contractual agreements.

(2) These payments represent the minimum royalty payments required under our license agreement, which continue to be a minimum of $100,000 per year after year 5. Additional royalty payments could be due depending on future sales levels (5% of annual gross sales).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, stock-

based compensation and income taxes. We base our judgment and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years. During the years ended December 31, 2012 and 2011, the Company capitalized $0 and $367,956 of software development costs, respectively. The software was available for customer use as of September 30, 2011 and is being amortized over a five year period.

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

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the year ended December 31, 2012 and 2011, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, as of December 31, 2012, the Company has accrued a total of $150,000 of royalty payments.

Revenue Recognition

The Company is a development stage company and had not generated any revenue from inception (February 1, 2009) through December 31, 2011. The Company began generating a limited amount of revenue during 2012. Revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 to 36 months. Software service contract revenue is recognized as services are performed. All customer contracts are reviewed for the existence of multiple element arrangements. If multiple elements were to exist, the value of the revenues associated with the customer contract would be allocated to each element, and recognized accordingly.

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

For the years ended December 31, 2012 and 2011, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For OnPoint, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable, and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies.

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact the amount of interest we would incur on our debt. We have no material currency exchange or interest rate risk exposure as of December 31, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

Item 8.       Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2012 and 2011	27

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and the Period From Inception (February 1, 2009) to December 31, 2012	28

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and the Period From Inception (February 1, 2009) to December 31, 2012	29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the Period From Inception (February 1, 2009) to December 31, 2012	30

Notes to Consolidated Financial Statements	31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Vertical Health Solutions, Inc.

dba OnPoint Medical Diagnostics

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Vertical Health Solutions, Inc. (a developmental stage company) (the “Company”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011 and the period from inception (February 1, 2009) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertical Health Solutions, Inc. (a developmental stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period from inception (February 1, 2009) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses for the years ended December 31, 2012 and 2011 and has a deficit accumulated during the development stage at December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann LLC

Edina, Minnesota

March 29, 2013

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$550,403	$168,780
Restricted cash	—	25,299
Accounts receivable	9,408	—
Prepaid expenses and other current assets	24,533	56,920
Total current assets	584,344	250,999

Property and equipment, net	2,826	4,228
Software development costs, net	275,967	349,558
Software technology license, net	—	19,445
Deferred financing costs, net	625,838	35,340

Total assets	$1,488,975	$659,570

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$156,709	$214,317
Short-term convertible notes payable	16,948	16,948
Accrued interest payable	16,799	35,270
Accrued payroll and benefits	71,732	16,661
Accrued royalties-related party	150,000	50,000
Deferred revenue	29,320	—
Current maturities of long-term convertible debt, net of
discounts ($406,000 face value in 2012)	73,581	297,500
Total current liabilities	515,089	630,696

Long-term promissory notes, net of discounts	—	110,081
Long-term convertible debt, net of current maturities and discounts	92,212	—
Total liabilities	607,301	740,777

Stockholders' equity (deficit) :
Common stock, $0.001 par value, 250,000,000 shares
authorized; 13,473,299 and 10,650,408 issued and outstanding
at December 31, 2012 and December 31, 2011, respectively	13,473	10,651
Additional paid in capital	9,735,455	4,179,412
Deficit accumulated during the development stage	(8,867,254)	(4,271,270)

Total stockholders' equity (deficit)	881,674	(81,207)

Total liabilities and stockholders' equity (deficit)	$1,488,975	$659,570

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception
	Year ended	Year ended	(February 1, 2009) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$76,183	$—	$76,183
Costs of revenues	288,247	—	288,247
Gross loss	(212,064)	—	(212,064)

Operating expenses:
Research and development	452,046	147,562	698,073
Selling, general and administrative	1,244,537	1,177,962	4,539,226
Investor relations expense	819,118	—	819,118
Merger related costs	—	347,312	347,312

Total operating expenses	2,515,701	1,672,836	6,403,729

Loss from operations	(2,727,765)	(1,672,836)	(6,615,793)

Other income (expense):
Interest income	8	479	674
Interest expense	(906,249)	(349,828)	(1,292,238)
Beneficial conversion expense	(809,533)	—	(809,533)
Loss on debt extinguishment	(171,548)	—	(171,548)
Gain on fair value adjustment
of warrant derivative liability	203	—	203

Total other income (expense)	(1,887,119)	(349,349)	(2,272,442)

Net loss before income taxes	(4,614,884)	(2,022,185)	(8,888,235)

Income tax benefit	18,900	2,081	20,981

Net loss and comprehensive loss	$(4,595,984)	$(2,020,104)	$(8,867,254)

Net loss per common share -
basic and diluted	$(0.40)	$(0.22)

Weighted average common shares
outstanding - basic	11,413,945	9,248,832

Weighted average common shares
outstanding - diluted	11,413,945	9,248,832

See accompanying notes to the consolidated financial statements

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)

	Common Stock
			Additional	Deficit During the	Total
		Accumulated	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances at inception
(February 1, 2009)	—	$—	$—	$—	$—
Founders shares issued
at par value	11,111,000	11,111	(11,111)	—	—
Sale of common stock, net of
$38,600 of issuance costs	320,000	320	281,080	—	281,400
Stock options issued as
compensation for services	—	—	78,620	—	78,620
Stock warrants issued as
compensation for services	—	—	34,054	—	34,054
Net loss for the period from
inception (February 1, 2009)
through December 31, 2009	—	—	—	(1,058,768)	(1,058,768)

Balances at December 31, 2009	11,431,000	11,431	382,643	(1,058,768)	(664,694)

Additional founders shares
issued at par value	12,249	12	(12)	—	—
Redemption of founders shares	(5,706,636)	(5,706)	5,706	—	—
Accounts payable - related party
forgiven by stockholder	—	—	566,294	—	566,294
Accounts payable - related party
converted to common stock	500,000	500	499,500	—	500,000
Common stock issued as
compensation for services	906,500	906	—	—	906
Stock options issued as
compensation for services	—	—	403,372	—	403,372
Stock warrants issued in
connection with the convertible
debt offering	—	—	69,456	—	69,456
Net loss	—	—	—	(1,192,398)	(1,192,398)

Balances at December 31, 2010	7,143,113	7,143	1,926,959	(2,251,166)	(317,064)

Recapitalization of Vertical Health
Solutions stock upon execution of
share exchange agreement	1,084,632	1,085	(1,085)	—	—
Stock options issued as compensation
for services	—	—	345,716	—	345,716
Stock warrants issued in connection
with the debt offerings	—	—	217,663	—	217,663
Private unit offering-stock and warrants
issued for cash, net of $139,398 in
offering costs	735,000	735	594,867	—	595,602
Stock issued upon conversion of debt	1,687,663	1,688	1,095,292	—	1,096,980
Net loss	—	—	—	(2,020,104)	(2,020,104)
Balances at December 31, 2011	10,650,408	10,651	4,179,412	(4,271,270)	(81,207)

Stock options issued as compensation
for services	—	—	267,488	—	267,488
Private unit offering-stock and warrants
issued for cash, net of
60,138 in offering costs	223,800	224	163,438	—	163,662
Stock issued upon conversion of debt
and accrued interest	1,927,691	1,927	694,732	—	696,659
Beneficial conversion expense upon
conversion of term debt			809,533	—	809,533
Warrants exercised	671,400	671	6,043	—	6,714
Warrant derivative liability reclassified
to equity	—	—	539,763	—	539,763
Beneficial conversion feature on
convertible debt	—	—	919,558	—	919,558
Stock warrants issued in connection
with debt	—	—	1,336,370	—	1,336,370
Stock warrants issued for
investor relations expense	—	—	819,118	—	819,118
Net loss	—	—	—	(4,595,984)	(4,595,984)
Balances at December 31, 2012	13,473,299	$13,473	$9,735,455	$(8,867,254)	$881,674

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Year Ended	Year Ended	(February 1, 2009) to
	December 31, 2012	December 31, 2011	December 31, 2012

Cash flows used in operating activities:
Net loss	$(4,595,984)	$(2,020,104)	$(8,867,254)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization of assets	232,827	333,816	641,308
Amortization of debt discount	544,504	2,209	546,713
Stock-based compensation	1,086,606	345,716	1,949,274
Non-cash merger related costs	—	42,828	42,828
Interest expense for warrant liability derivative
recorded in excess of discounted debt	133,966	—	133,966
Beneficial conversion expense	809,533	—	809,533
Loss on Debt Extinguishment	171,548	—	171,548
Gain on fair value adjustment of warrant derivative
liability	(203)	—	(203)
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,408)	—	(9,408)
(Increase) decrease in prepaid expenses and
other current assets	32,387	(32,869)	(24,533)
Increase (decrease) in accounts payable	(86,868)	119,915	107,021
Increase (decrease) in accrued interest	65,688	68,783	147,938
Increase (decrease) in accrued payroll and
benefits	55,071	5,382	65,135
Increase in accrued royalties-related party	100,000	50,000	150,000
Increase in deferred revenue	29,320	—	29,320
Increase (decrease) in accounts payable-related
parties	—	—	966,294

Net cash used in operating activities	(1,431,013)	(1,084,324)	(3,140,520)

Cash flows provided by (used in) investing activities:
Decrease (increase) in restricted cash	25,299	(25,299)	—
Capitalized software development costs	—	(367,956)	(367,956)
Purchase of property and equipment	—	(2,941)	(12,450)
Cash received from VHS merger	—	1,145	1,145
Net cash provided by (used in) investing
activities	25,299	(395,051)	(379,261)

Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	1,799,000	525,000	3,146,500
Debt financing costs	(182,039)	(68,250)	(388,694)
Proceeds from issuance of promissory notes	—	265,000	265,000
Proceeds from exercise of stock warrants	6,714	—	6,714
Proceeds from sale of common stock and warrants,
net of issuance costs	163,662	595,602	1,040,664

Net cash provided by financing activities	1,787,337	1,317,352	4,070,184

Increase (decrease) in cash	381,623	(162,023)	550,403

Cash:
Beginning of period	168,780	330,803	—

End of period	$550,403	$168,780	$550,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,699	$—	$23,922

Non-cash investing and financing activities:

Accounts payable - related parties incurred for the purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by
forgiveness of debt and issuance of
common stock	$—	$—	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$517,588	$60,535	$657,579
Accrued interest converted to common stock	$84,159	$46,980	$131,139
Debt converted to common stock	$612,500	$1,050,000	$1,662,500
Increase in accounts payable, accrued expenses and
short-term convertible debt for liabilities assumed
in reverse merger	$—	$43,973	$43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$—	$157,128	$157,128
Increase in debt discounts on long-term convertible
notes by issuing stock warrants	$809,442	$—	$809,442
Increase in debt discounts on long-term convertible
notes by issuing warrant liability derivatives	$406,000	$—	$406,000
Increase in accounts payable for deferred financing
costs	$29,260	$—	$29,260
Warrant derivative liability reclassified to equity	$539,763	$—	$539,763
Increase in debt discounts in connection with
beneficial conversion feature on long-term
convertible notes	$919,558	$—	$919,558

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The accompanying financial statements include the accounts of the Vertical Health Solutions, Inc. (“VHS or “the Company”) and include the acquisition of its wholly-owned subsidiary OnPoint Medical Diagnostics, Inc. (“OnPoint”) which was completed through a reverse merger on April 15, 2011. (See Note 2 for discussion of the impact of the reverse merger.) Intercompany transactions and balances are eliminated in consolidation.

The on-going operations of the Company are that of OnPoint. OnPoint provides a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has generated only nominal revenue from inception to December 31, 2012 and is considered a development stage company as of December 31, 2012.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, we incurred a net loss of $4,595,984. At December 31, 2012, we had an accumulated deficit of $8,867,254 and working capital of only $69,255. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During 2012, we raised $223,800 through a PIPE financing and $1,799,000 in convertible debt financing, for a total of $2,022,800. Through the date of these financial statements, we have raised $272,500 of additional convertible debt financing.

These funds are expected to last us through July 2013 at which time future private placements of equity capital or debt financing such as the item discussed in Note #19, “Subsequent Events” herein, will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations.

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

The acquisition was treated as a recapitalization of OnPoint with OnPoint being treated as the accounting acquirer in the reverse merger. Accordingly, the financial statements of the Company presented reflect the historical results of OnPoint prior to the Merger, and do not include the historical financial results of VHS prior to the consummation of the Merger. Stockholders’ deficit has been retroactively restated to reflect the capital structure of VHS after giving effect to the Merger. The accompanying financial statements as of December 31, 2012 and 2011, present the historical financial information of OnPoint consolidated with VHS from the date of reorganization (April 15, 2011) to December 31, 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due and historical experience. Typically, the Company considers all receivables not paid within specified terms of the invoice as past due. The Company does not accrue interest on past due receivables.

As of December 31, 2012, management has deemed all accounts receivable to be fully collectible and has not recorded a reserve for doubtful accounts. If circumstances change, the Company’s estimates of the collectability of amounts due could be reduced and such reductions could be material.

As of December 31, 2011, there was no accounts receivable.

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

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the years ended December 31, 2012 and 2011, the Company capitalized $0 and $367,956 respectively, of software development costs.  The software was available for customer use as of September 30, 2011 and is being amortized over a five year period.

Software Technology License

The software technology license is an agreement with Mayo Foundation for Medical Education and Research, a minority stockholder. The license is recorded at cost. Amortization of the license is provided on the straight-line method over the estimated useful life of the license of 3 years, and is fully amortized as of December 31, 2012.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the Company’s issuance of convertible notes and promissory notes. Amortization of these costs is provided on the effective-interest method over the term of the related debt.

Long-Lived Assets

The recoverability of property and equipment, software development costs, and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrants a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes to their fair values. There were no impairment charges for the years ended December 31, 2012 and 2011.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty due for the underlying technology embedded in the Company’s software based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the year ended December 31, 2012 and 2011, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, as of December 31, 2012 and 2011, the Company has accrued and expensed $100,000 and $50,000, respectively. Accrued royalties aggregated $150,000 and $50,000 at December 31, 2012 and 2011, respectively.

Revenue Recognition

The Company is a development stage company and had not generated any revenue from inception (February 1, 2009) through December 31, 2011. The Company began generating a nominal amount of revenue during 2012. Revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 to 36 months. Software contract revenue is recognized as services are performed. All customer contracts are reviewed for the existence of multiple element arrangements. If multiple elements were to exist, the value of the revenues associated with the customer contract would be allocated to each element, and recognized accordingly.

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

Advertising Costs

Advertising costs are expensed as incurred and were $7,045 and $22,029 for the years ended December 31, 2012 and 2011, respectively.

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

For the years ended December 31, 2012 and 2011, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at December 31, 2012 and 2011. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses. The Company’s remaining open tax years subject to examination include 2009, 2010 and 2011.

The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2012 and 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and debt. The Company is required to estimate the fair value of all financial instruments at the balance sheet date based on relevant market information. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair values due to the short-term nature for cash, accounts receivable and accounts payable and as interest rates on the debt approximate current rates. At December 31, 2012 and 2011, it is deemed impracticable to estimate the fair value of the Company’s debt, as quoted market prices are not available, a valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of debt held by the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended December 31, 2012 and 2011, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For OnPoint, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2012	2011
Computer software	$7,538	$7,538
Computer hardware	4,912	4,912
	12,450	12,450
Less: accumulated depreciation	(9,624)	(8,222)
Net property and equipment	$2,826	$4,228

Depreciation expense was $1,402 and $3,250 for the years ended December 31, 2012 and 2011, respectively.

5. SOFTWARE DEVELOPMENT COSTS

Software development costs consisted of the following at December 31:

	2012	2011

Cost	$367,956	$367,956
Less: accumulated amortization	(91,989)	(18,398)
Net software development costs	$275,967	$349,558

Amortization expense was $73,591 and $18,398 for the years ended December 31, 2012 and 2011, respectively.

Estimated future amortization expense is as follows for the years ending December 31:

Year	Amortization
2013	$ 73,591
2014	73,591
2015	73,591
2016	55,194
2017	-
Total	$ 275,967

6. SOFTWARE TECHNOLOGY LICENSES

Software technology licenses consisted of the following at December 31:

	2012	2011

Cost	$100,000	$100,000
Less: accumulated amortization	(100,000)	(80,555)
Net software technology license	$—	$19,445

Amortization expense was $19,445 and $33,333 for the years ended December 31, 2012 and 2011, respectively.

7. DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following at December 31:

	2012	2011
Cost	$728,887	$336,646
Less: accumulated amortization	(103,049)	(301,306)
Net deferred debt financing costs	$625,838	$35,340

Amortization expense was $138,389 and $278,835 for the years ended December 31, 2012 and 2011, respectively. During 2012, the fully amortized deferred financing costs related to settled debt aggregating $336,646 was removed from deferred financing costs. Estimated future amortization expense is as follows for the years ending December 31:

2013	$238,105
2014	217,480
2015	170,253
Total	$625,938

8. CASH AND RESTRICTED CASH

As of January 1, 2013, the Company had $299,534, which exceeded current Federal Deposit Insurance Corporation (FDIC) cash deposit insurance limits at one financial institution.

At December 31, 2011, the Company had $25,299 of restricted cash, being held in an escrow account relating to recent purchases of the Company’s common stock. In order to qualify for certain State of Minnesota tax credits, the investing shareholders must obtain approval from the State of Minnesota prior to their invested funds being released to the Company. The Company typically expects these funds to be released in 2 to 4 weeks. These funds were released from escrow during January and February of 2012.

9. RELATED PARTY

At December 31, 2012 and 2011, the Company had $150,000 and $50,000, respectively of accrued royalties due to a related party (minority shareholder) which reflected the minimum royalty license fees for 2012 and 2011 of $100,000 and $50,000, respectively, due to the Mayo Foundation for Medical Education and Research. This amount remains past due and unpaid. The Company currently has a verbal agreement to make all payments when funding and cash flows allow.

At December 31, 2012 and 2011, accrued interest payable on long-term convertible debt to a board member was $0 and $24,082, respectively. Interest expense on the related party convertible debt for the years ended December 31, 2012 and 2011 was $15,835 and $28,575 respectively. During 2012 and 2011, the board member received 377,282 and 327,250 shares of common stock, respectively, upon conversion of $239,917 and $212,712, respectively of principal and accrued interest on convertible debt.

At December 31, 2012 and 2011, accrued interest payable on long-term promissory notes to board members was $0 and $913, respectively. Interest expense on the related party long-term promissory notes to three board members for the years ended December 31, 2012 and 2011 was $24,592 and $913, respectively. During 2012, these board members received 1,062,016 shares of common stock upon conversion of $265,504 of principal and accrued interest on long-term debt.

As of December 31, 2011, there were unreimbursed business expenses of $17,348 in accounts payable which is due to the CEO.

During the year ended December 31, 2012, the Company incurred $46,345 in consulting fees from the Company’s contract CFO. At December 31, 2012, $19,500 remained unpaid and is included in accounts payable on the accompanying balance sheet.

 10. SHORT TERM CONVERTIBLE PROMISSORY NOTES

At December 31, 2012 and 2011 the Company has short term convertible notes payable of $16,948, which are due on demand and accrue interest at 0.21% interest per annum. The conversion price is 80% of the current fair value of the Company’s common stock.

11. CONVERTIBLE PROMISSORY NOTES

2010 / 2011 Convertible Debt Issuance

In October 2010, the Company began a $1.5 million private placement convertible notes offering. The notes bore interest at 10% per annum and outstanding principal amount of the convertible notes mandatorily converted to common stock in one quarter (25%) intervals on each of September 30, 2011, February 29, 2012, July 31, 2012 and December 31, 2012 (each referred to herein as a principal satisfaction date). In addition, the holder could convert all or a portion of the outstanding principal plus accrued interest under the notes into common shares of the Company at any time. Accrued interest was payable in cash or shares of common stock at the election of the holder starting on December 31, 2011 and on each of the principal satisfaction dates thereafter. The conversion price was equal to the lesser of $0.65 per share or 65% of the volume weighted average price of the common stock for the twenty trading dates preceding a conversion; however, the conversion price could not be less than $0.25 per share. The Company estimated its common stock fair value to be $0.65 during this offering period and therefore, determined there was no beneficial conversion feature to record upon issuance of the notes. A total of $1,347,500 of convertible notes was issued pursuant to this offering during the fourth quarter of 2010 and the first quarter of 2011.

In connection with the notes, the Company incurred legal costs of $29,980 and finder’s fees of $176,675, which were paid out of the net proceeds to third-party selling agents, and the Company issued warrants to purchase 236,538 shares of the Company’s common stock to the selling agents. At issuance, the warrants had a fair market value of $129,991. Total debt financing costs of $336,646 were capitalized and were being recognized over the term of the related convertible notes using the effective interest rate method.

On June 7, 2011, $1,017,500 of convertible notes and $46,980 of accrued interest was converted to 1,637,663 shares of common stock pursuant to a note amendment agreement. On both September 30, 2011 and February 29, 2012, the first two principal satisfaction dates, $32,500 of debt was converted to 50,000 shares of common stock per the terms of the debt agreement. On July 31, 2012, $132,500 of convertible notes and $11,108 of accrued interest was converted to 220,936 shares of common stock in accordance with the terms of the debt agreement. On December 31, 2012, the remaining $132,500 of principal and $5,554 of related accrued interest was converted to 223,226 shares of common stock pursuant to the mandatory conversion provisions of the note agreement. The debt was converted at $0.62 to $0.65 per share. No additional beneficial conversion charge was recorded upon conversion.

The following is a summary of the convertible notes payable as of December 31, 2012:

Face amount of notes, unrelated parties	$422,500
Face amount of notes, related parties	400,000
Balance at December 31, 2010	822,500

Gross proceeds received in 2011 from unrelated parties	525,000
Converted to equity in 2011, unrelated parties	(850,000)
Converted to equity in 2011, related parties	(200,000)
Balance at December 31, 2011	297,500

Converted to equity in 2012, unrelated parties	(97,500)
Converted to equity in 2012, related parties	(200,000)
Balance at December 31, 2012	—
Current maturities at December 31, 2012	—
Long-term portion	$—

First 2012 Convertible Debt Issuance

On February 21, 2012, the Company received an initial commitment from lenders for $324,000 in long-term convertible debt financing to be received in three installment payments through April 2012. The committed amount was subsequently adjusted to $306,000, and payments of $216,000 were received during the three month period ended March 31, 2012. The remaining $90,000 was received in April 2012. An additional $100,000 was received in May 2012. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount (609,000 in total). The 150,000 warrants granted with $100,000 of notes issued in May 2012 have an adjusted exercise price of $0.31 per share. The remaining 459,000 warrants have an adjusted exercise price of $0.65 per share. All warrants have a 10 year term from issuance date. Also, if the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender based on the same warrant terms as listed earlier. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at an adjusted conversion price of $0.25 per share. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that was outstanding as of the issuance date. The $100,000 convertible debt issued in May 2012 is subordinate to the previously issued $306,000 portion of the 2012 convertible debt issuances.

The Company paid a total of $8,109 in legal fees and $38,600 in investment banking fees related to these transactions. These fees are recorded as deferred financing costs, and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

In addition to the aforementioned cash investment banking fees, the Company may be required to issue warrants to the investment bankers at 10% coverage of the number of warrants issued to investors, or 60,900 warrants associated with the $406,000 convertible debt issued during 2012. These warrant issuances are contingent upon the investors’ conversion of their debt to equity, would be issued at the time of the investors’ conversion, and would have a $1.00 exercise price and five-year term.

Upon issuance to the lenders, the fair value of the 609,000 warrants related to the $406,000 in convertible debt was determined to be $539,966, utilizing a Black-Scholes pricing model and was recorded as a warrant derivative liability on the consolidated balance sheet. The fair value of the warrants exceeded the corresponding $406,000 of debt by $133,966 which was recorded immediately to interest expense. The debt discount is being amortized over the life of the corresponding convertible promissory notes. See Note 13 for further information on the derivative liability.

In accordance with the anti-dilution provisions within the original debt agreement, the conversion price for the $100,000 notes issued in May 2012 was adjusted from $1.00 per share to $0.25 per share during 2012. Due to the resulting beneficial conversion feature, an additional $30,000 debt discount was recorded with a corresponding increase to additional paid in capital.

In November 2012, the Company entered into a Note and Warrant Adjustment Agreement (“Agreement”) with debt holders for $306,000 of convertible debt issued between February and April 2012. Under the Agreement, the conversion price for $306,000 of convertible debt was adjusted from $1.00 per share to $0.25 per share and the exercise price on the related 459,000 warrants was reduced from $1.25 per share to $0.65 per share. This transaction was treated as a debt extinguishment. As such, $162,208 of unamortized discount and $9,340 related to the warrant modifications were expensed as loss on debt extinguishment. Due to the resulting beneficial conversion feature on the adjusted new notes, a $306,000 debt discount was recorded with a corresponding increase to additional paid in capital.

Second 2012 Convertible Debt Issuance

During the period from August 10, 2012 to December 31, 2012, the Company issued $1,393,000 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the third anniversary of its issuance date and is junior to all other debt.

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

In connection with the note issuance, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (1,393,000 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date. Upon issuance, the relative fair value of the 1,393,000 warrants related to the $1,393,000 in convertible debt secured through December 31, 2012 was determined to be $809,442. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $583,558 resulted from a conversion price of $0.25 while the estimated fair value of the common stock ranged from $1.23 to $0.90 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

In connection with the note issuance, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes. As of December 31, 2012, 586,696 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $161,590, the fair value of the warrants issued of $517,588 and $3,000 of related legal costs, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

On August 21, 2012, one $50,000 convertible note was converted to 200,000 shares of common stock.

The following is a summary of the 2012 convertible notes:

	First 2012	Second 2012
	Convertible	Convertible
	Debt Issuance	Debt Issuance	Total
Balance at December 31, 2011	$—	$—	$—
Face value of notes issued	406,000	1,393,000	1,799,000
Less: value assigned to warrants as debt discount	(406,000)	(809,442)	(1,215,442)
Less: debt discount from beneficial conversion feature	—	(583,558)	(583,558)
Net value at issuance	—	—	—
Plus: accretion of debt discount for the year ended
December 31, 2012	247,373	142,212	389,585
Plus: loss on debt extinguishment due to change in terms	162,208	—	162,208
Less: beneficial conversion feature due to change in terms	(306,000)	—	(306,000)
Less: debt discount from resolution of contingent
conversion price adjustment	(30,000)	—	(30,000)
Less: conversion to equity	—	(50,000)	(50,000)
Balance at December 31, 2012, net (face value $1,749,000)	73,581	92,212	165,793
Current maturities at December 31, 2012 (face value $406,000)	(73,581)	—	(73,581)
Long-term portion	$—	$92,212	$92,212

Future aggregate maturities of convertible promissory notes are as follows for the years ending December 31:

	Principal	Discount	Net
2013	$406,000	$(332,419)	$73,581
2014	—	—	—
2015	1,343,000	(1,250,788)	92,212
	$1,749,000	$(1,583,207)	$165,793

Related Party Convertible Notes

As of December 31, 2012 and 2011, convertible promissory notes outstanding with related parties aggregated $150,000 and $200,000, respectively, related to the second 2012 convertible debt issuance and the 2010/2011 convertible debt issuance, respectively.

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

In connection with the 12% notes, the individuals received 100,000 warrants. The 15% note holders received 247,500 warrants. See the terms of the warrants in Note 15, “Stockholders’ Equity (Deficit)”.

On September 28, 2012, the Company entered into a conversion agreement with all of these existing promissory note holders to permit the holders of such notes to convert the outstanding principal and accrued interest into shares of common stock at a conversion price of $0.25 per share. $265,000 of principal and $28,308 of accrued interest was converted to 1,173,236 shares of common stock in accordance with terms of this agreement. At the time of this conversion being negotiated, the Company’s estimated fair value of its common stock was $0.94 and therefore, $809,533 of beneficial conversion expense was recorded. Following such conversions, no long-term promissory notes remain outstanding.

The following is a summary of the promissory notes as of December 31, 2012:

Face amount of notes, related parties	$240,000
Face amount of notes, unrelated parties	25,000
Total face amount of notes at December 31, 2011	265,000

Less value assigned to the warrants as a debt discount	(157,128)

Plus accretion of debt discount for 2011	2,209

Balance at December 31, 2011, net (face value of $265,000)	110,081

Plus accretion of debt discount for the year ended
December 31, 2012	154,919

Conversion of debt to equity	(265,000)

Balance at December 31, 2012, net (face value of $0)	—

Current maturities at December 31, 2012	—
Long-term portion	$—

13. DERIVATIVE WARRANT LIABILITY

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

The Company has analyzed the criteria first contained in ASC Topic 815-40 and ASC Topic 815-10, and concluded that certain warrants granted in connection with its first 2012 convertible debt issuance (Note 11) were required to be accounted for as derivative liabilities. Later in 2012, certain contingent anti-dilution provisions within these warrants were resolved, causing the warrant to no longer require derivative liability treatment. Upon resolution of the contingency, the warrant fair value was reclassified to equity.

In accordance with ASC Topic 815-40, the warrants were valued at the time of issuance and revalued as of each balance sheet date based on the estimated fair value. Any resultant changes in fair value were recorded as gain or loss in the Company’s consolidated statements of operations. The Company estimated the fair value of the warrants, classified as warrant derivative liability, using the Black-Scholes option pricing model. The assumptions used during the year ended December 31, 2012 are as follows:

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

The following table sets forth the components of change in the Company’s warrant derivative liability for the periods indicated:

		Number of	Warrant
		Warrants	Derivative
Date		Issued	Liability
December 31, 2011	Balance of warrant derivative liability	—	$—
	Warrants issued	609,000	539,966
	Fair value of warrants reclassified to equity during 2012,
	valued as of the reclassification date	(609,000)	(539,763)
	Gain from change in fair value of remaining warrants from		—
	date of issuance to reclassification date	—	(203)
December 31, 2012	Balance of warrant derivative liability	—	$—

14. FAIR VALUE MEASUREMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurement. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs, or instruments which trade infrequently and therefore have little or no price transparency, were classified as Level 3. During the twelve months ended December 31, 2012, the Company’s warrant derivative liability was classified as Level 3 within the fair value hierarchy. As of December 31, 2012 and December 31, 2011, the Company had no financial instruments or related derivative liabilities requiring fair value measurement.

The table below provides a summary of the changes in fair value during the twelve months ended December 31, 2012, including net transfers in and/or out, of all financial liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Warrant
Derivative
Liability

Beginning balance, January 1, 2012	$—
Net transfers in to (out of) Level 3	—
Purchases	—
Sales	—
Issuances	539,966
Settlements	—
Fair value of warrants reclassified to equity	(539,763)
Total net realized and unrealized gains	—
included in other income	(203)
Ending balance, December 31, 2012	$—

Gains recorded in other income, net for
Level 3 liabilities still held at December 31, 2012	$—

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2012.

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

15. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances & Redemptions

During the year ended December 31, 2012, the Company issued the following shares of unregistered common stock:

1)	From March to June 2012, 223,800 shares of common stock along with warrants to purchase 111,900 shares of common stock were issued at $1.00 per unit for aggregate cash proceeds of $223,800, less offering costs of $60,138 for net proceeds of $163,662. One unit represented one share of common stock and 0.5 warrants.

2)	From February to December 2012, $347,500 of convertible promissory notes, $265,000 of long-term promissory notes and $84,159 of accrued interest was converted into 1,927,691 shares of common stock at $0.25 to $0.65 per share.

3)	From September to December 2012, the Company issued 671,400 shares of common stock upon exercise of warrants at $0.01 per share for aggregate proceeds of $6,714.

During the year ended December 31, 2011, the Company issued the following shares of unregistered common stock:

1)	On April 15, 2011, 1,084,632 shares were issued as part of a recapitalization due to the reverse merger between OnPoint and Vertical Health Solutions, Inc.

2)	From March to November 2011, 735,000 shares of common stock along with warrants to purchase 367,500 shares of common stock were issued at $1.00 per unit price for aggregate cash proceeds of $735,000, less offering costs of $139,398 for net proceeds of $595,602. One unit represented 1 share of stock and .5 warrants.

3)	On June 7, 2011 and September 30, 2011, $1,050,000 of convertible notes and $46,980 of accrued interest was converted to 1,687,663 shares of common stock at $0.65 per share.

 Stock Purchase Warrant Grants

For warrants and options granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

During the year ended December 31, 2012, the Company issued the following stock warrants:

1)	In connection with the Company’s 2012 private placement unit offering, 111,900 stock warrants were issued to purchasers of common stock. The Company also provided the selling agent 10% warrant coverage based on the amount of the private equity offering. The selling agent received 22,380 stock purchase warrants. All of these warrants had an exercise price of $2.00 per share, with a five year term.

2)	In connection with the first 2012 convertible debt issuance of $406,000, a total of 609,000 ten-year stock warrants were issued to debt holders. At December 31, 2012, these warrants had exercise prices of $0.65 to $0.31 per share.

3)	In connection with the second 2012 convertible debt issuance during 2012, a total of 1,393,000 stock warrants were issued to investors with an exercise price of $1.25 per share with a ten year term.

4)	In connection with the 2012 private placement unit offering of common stock and warrants, the Company issued 671,400 warrants to investors on August 10, 2012, in accordance with anti-dilution provisions of the original equity offering agreements. The warrants have an exercise price of $0.01 and would have expired on December 31, 2012. The value of the warrants, based on a Black-Scholes model analysis, was determined to be $819,118, and was recognized in the statement of operations as a non-cash item as Investor Relations expense. During the year ended December 31, 2012, all of these warrants were exercised for cash proceeds of $6,714.

5)	In connection with the second 2012 convertible note issuance during 2012, 586,696 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was determined to be $517,588, and was recorded as deferred financing costs.

During the year ended December 31, 2011, the Company issued the following stock warrants:

1)	The Company issued $525,000 of convertible promissory notes, of which the Company provided the selling agent 10% warrant coverage based on the number of shares purchasable upon exercise of the conversion into shares of the Company. The selling agents received 109,999 stock purchase warrants with an exercise price of $1.00 and a term of 5 years. The estimated fair value of these warrants was $60,535 and has been recorded as both an increase to additional paid in capital and deferred financing costs.

2)	In connection with a private equity offering during 2011, 367,500 stock warrants were issued to purchasers of common stock, which have an exercise price of $2.00 per share and a term of 5 years. In addition, 108,750 stock warrants were issued to the selling agent, which have an exercise price of $2.00 per share and a term of 5 years.

3)	In connection with the long-term promissory notes, 347,500 stock warrants were issued to the note holders, which have an exercise price of $1.00 and a term of 10 years.

The weighted average fair value for all warrants issued in 2012 and 2011 was $0.98 and $0.48, respectively.

The following table summarizes information about the Company’s outstanding warrants as of December 31, 2012:

			Weighted
		Weighted	Remaining
		Average Exercise	Contractual
	Stock Warrants	Price	Life (years)
Balance outstanding at December 31, 2011	1,092,288	$1.44	6.19

Granted	3,394,376	$0.74	6.72
Exercised	(671,400)	$(0.01)	—
Forfeited/cancelled	—	$—
Balance outstanding at December 31, 2012	3,815,264	$1.07	7.47

The following table summarizes the information about stock warrants outstanding as of December 31, 2012:

Exercise	Numbers	Weighted Average
Price	Outstanding	Remaining Life (years)
$0.25	586,696	5.00
$0.31	150,000	9.36
$0.65	459,000	9.22
$1.00	616,038	6.43
$1.25	1,393,000	9.80
$2.00	610,530	3.79
	3,815,264	7.47

Stock Option Grants

In 2011, the Company adopted the Omnibus Incentive Compensation Plan, or 2011 Stock Plan, which authorizes the issuance or transfer of up to 1,600,000 shares of common stock. Pursuant to the 2011 Stock Plan, the share reserve will automatically increase on the first trading day in January each calendar year, by an amount equal to the lesser of 20% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year or 1,000,000 shares. At December 31, 2012, shares reserved under the 2011. Stock Plan aggregated 2,600,000.

The 2011 Stock Plan allows for the issuance of incentive and non-qualified stock options and other stock-based awards. Generally stock options are exercisable for a term and price as determined by the board of directors, not to exceed a ten year term. Incentive stock options granted to an employee holding more than 10% of the total combined voting may not exceed a 5 year term.

During 2012 and 2011, the Company granted 80,000 and 450,000 stock options respectively, which included options issued to Company officers (0 and 370,000, respectively) and board members (80,000 and 80,000, respectively). For the years ended December 31, 2012 and 2011, total stock-option compensation expense was $267,488 and $345,716, respectively.

The average fair value of the options issued in 2012 and 2011 was $0.89 and $0.78 respectively. The total value of the 2012 and 2011 option awards of $71,339 and $349,014, respectively, will be recognized as compensation expense on a straight line basis over the vesting period of the grants. The stock compensation expense was classified as general and administrative expense. There wasn’t any 2012 or 2011 tax benefit from recording this non-cash expense due to the Company’s full income tax valuation allowance. The 2012 and 2011 stock compensation expense had a $0.02 and $0.04 per share impact on the loss per share, respectively. As of December 31, 2012, the unrecognized stock compensation expense is $259,431 and is expected to be recognized over the next 2.4 years.

The following table summarizes information about the Company’s outstanding stock options:

		Weighted	Weighted
		Average	Remaining
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2011	1,050,000	$1.00	8.46	$—
Granted	80,000	1.00	—	—
Exercised	—	—	—	—
Forfeited/cancelled	—	—	—	—

Balance at December 31, 2012	1,130,000	$1.00	7.61	$—

Exercisable at December 31, 2012	678,125	$1.00	7.67	$—

(1)	The aggregate intrinsic value in the table represents the difference between the estimated stock price on December 31, 2012 and 2011, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2012 and 2011.

The following table summarizes information about the Company’s non-vested stock options:

		Weighted
	Non-Vested	Average
	Stock	Grant Date
	Options	Value
Outstanding at December 31, 2011	660,000	$0.69
Granted	80,000	0.89
Exercised	(288,125)	0.93
Forfeited/cancelled	—	—

Balance at December 31, 2012	451,875	$0.94

During 2012 and 2011, options with fair values aggregating $267,485 and $317,005 became vested.

The assumptions used to value option and warrant grants during 2012 and 2011 are as follows:

	2012	2011
Estimated per share fair value of stock	$0.90 - $1.23	$0.65 - $0.95
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.62% - 1.90%	1.00% - 2.56%
Expected life in years	0.25 - 10 years	5 - 10 years
Expected volatility	117.9% - 119.0%	117.9% - 135.0%

The Company reviews its pricing model assumptions on a periodic basis and adjusts them as necessary to ensure an accurate valuation. As trading activity in the Company’s own stock is very limited, the estimated fair value of the stock is based on the weighted average of the Company’s previous 10 days with trading activity. The expected term of an award was determined based upon the Company’s analysis of expected exercise behavior taking into account various participant demographics and option characteristic criteria. The risk free rate of return is based upon the Treasury Rate for maturities of bond obligations of the U.S. government with terms comparable to the expected term of the award. Volatility is based upon the observed volatility of capital stock of comparable public companies.

16. INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Current	(18,900)	$(2,081)
Deferred	(1,161,000)	(729,000)
Establishment of net deferred tax asset as of April 15,
2011 due to the reverse merger	—	(156,000)
Subtotal	(1,179,000)	(887,081)
Change in valuation allowance	1,161,000	885,000
Income tax benefit	$(18,900)	$(2,081)

The provision for income taxes for the years ended December 31, 2012 and 2011 differs from the amounts that would result by applying the statutory federal income tax rate to the net losses before income taxes as follows:

	2012	2011
Expected federal income tax benefit (34%)	(1,569,000)	$(687,000)
Expected state tax benefit, net of federal	(277,000)	(121,000)
Research and development credit	(18,900)	(2,081)
Establishment of net deferred tax asset as of April 15,
2011 due to the reverse merger	—	(156,000)
Permanent differences	685,000	(79,000)
Change in valuation	1,161,000	885,000
Income tax benefit	$(18,900)	$(2,081)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$1,207,000	$387,000
Property, equipment and intangible assets	14,000	87,000
Research and development credit	77,000	41,000
Capitalized start-up and organizational costs	496,000	532,000
Share-based compensation	618,000	204,000
Total deferred tax assets	2,412,000	1,251,000
Valuation allowance	(2,412,000)	(1,251,000)
Deferred tax asset	$—	$—

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

The Company estimates that at December 31, 2012, it has cumulative federal net operating loss carry forwards of approximately $3,148,000 and research and development credits of approximately $77,000. Those carry forwards, if not used, will begin to expire in 2021 and continue through 2032. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including sale of stock and the granting of options to purchase stock, could limit the amount of net operating loss carry forwards and credits that may be utilized on an annual basis to offset taxable income in future periods. Due to the reverse merger on April 15, 2011 and subsequent stock activity, it is likely that the Company will be subject to a Section 382 limitation. Such limitations could result in the loss carry forwards expiring before their associated benefits are realized. The Company plans to perform a study once it nears or becomes profitable.

17. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2012 and 2011.

	2012	2011

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(4,595,984)	$(2,020,104)
Weighted average of common shares outstanding	11,413,945	9,248,832
Basic net earnings (loss) per share	$(0.40)	$(0.22)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(4,595,984)	$(2,020,104)
Weighted average of common shares outstanding	11,413,945	9,248,832
Stock options (1)	—	—
Stock warrants (2)	—	—
Convertible debt (3)	—	—
Diluted weighted average common shares outstanding	11,413,945	9,248,832
Diluted net income (loss) per share	$(0.40)	$(0.22)

(1)	For the years ended December 31, 2012 and 2011, there were common stock equivalents attributable to outstanding stock options of 1,130,000 and 1,050,000, respectively. The stock options are anti-dilutive for the years ended December 31, 2012 and 2011 and therefore, have been excluded from diluted earnings (loss) per share.

(2)	For the years ended December 31, 2012 and 2011, there were common stock equivalents attributable to warrants of 3,815,264 and 1,092,288, respectively. The warrants are anti-dilutive for the years ended December 31, 2011 and 2010 and therefore, have been excluded from diluted earnings (loss) per share.

(3)	For the years ended December 31, 2012 and 2011, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 7,085,338 and 532,829, respectively. The conversion shares are anti-dilutive for the years ended December 31, 2012, and 2011, and therefore, have been excluded from diluted earnings (loss) per share.

18. COMMITMENTS AND CONTINGENCIES

License Agreement

The Company has a perpetual license agreement with Mayo Foundation for Education and Research whereby the Company is obligated to make royalty payments aggregating 5% of gross sales relating to the licensed technology with minimum annual royalties of $100,000 annually. At December 31, 2012, the Company had past due amounts pursuant to this agreement and had a verbal agreement to make all payments when funding and cash flow allowed (see Note 9).

Agency Selling Agreement

The Company has an agency selling agreement for its second 2012 convertible debt offering. This agreement has selling agent fees that include commissions and expense allowances aggregating 13% of the gross proceeds and the issuance of warrants to purchase a number of the Company’s common shares equal to 10% of the aggregate number of shares issuable upon conversion of the notes into common shares. The warrants will be exercisable at a price of $0.25 per share for a period of five years following issuance.

19. SUBSEQUENT EVENTS

During the period from January 1, 2013 to March 29, 2013, the Company issued $272,500 in connection with the continuation of the 2012 a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the second or third anniversary of its issuance date and is junior to all other debt.

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

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of December 31, 2012 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of December 31, 2012, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2012.   Management identified the continuing material weaknesses that were previously identified in the 2011 Form 10-K:

1. The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions to completely address complicated convertible debt transactions.

2. Due to our small size, the Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended December 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

The names of our current executive officers and directors, as well as certain information about them, are set forth below:

Name	Age	Tenure	Position

William T. Cavanaugh	49	2010	President, Chief Executive Officer and Director
James P. Marolt	49	2012	Interim Chief Financial Officer
Gus Chafoulias	78	2009	Director
Blake Whitney	66	2010	Director
Dr. Richard Lindstrom	65	2010	Director
Tom Tomlinson	50	2010	Director
Chris Hafey	40	2011	Chief Technology Officer

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

James P. Marolt. Mr. Marolt joined OnPoint in March 2012 as its Interim Chief Financial Officer. Since 1998, Mr. Marolt has served clients, primarily in the financial services and software industries, as an independent consultant, interim CFO and business advisor since 1998. Mr. Marolt is a Certified Public Accountant (inactive), with over ten years of public accounting experience, including over eight years with Ernst and Young. He received his Bachelor of Arts Degree from St. John’s University (Collegeville, MN) in 1986, and is a member of the American Institute of Certified Public Accountants.

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

Percy C. (Tom) Tomlinson. Mr. Tomlinson has served on the board of OnPoint since December 2010. Our Board has designated Mr. Tomlinson as our “audit committee financial expert” as those terms are defined by the regulations of the Securities and Exchange Commission and the NASDAQ listing standards. Mr. Tomlinson currently services as the CEO for Midwest Dental, a privately held company. From May 2011 to September 2012, he was the President and CEO of Center for Diagnostic Imaging, Inc., or CDI where he was responsible for the organization’s information technology, marketing, sales and clinical operations functions, which included 59 medical imaging centers in ten states.. After joining CDI in 2002, he held several executive level positions, including CFO and COO. Prior to joining CDI in 2002, Mr. Tomlinson was Executive VP and CFO of Department 56, a publicly traded wholesale and retail consumer products company. From 1995 through 1999 Mr. Tomlinson held several executive roles within Apogee Enterprises including; President of Harmon Solutions Group, CFO for the Automotive Group, and Corporate Treasurer. Apogee is a publicly traded company. Throughout his career Mr. Tomlinson has also held a number of finance and business development positions in investment banking and the airline industry. Mr. Tomlinson is also an active investor with ownership interests in a number of finance, real estate, and industrial companies. He is also actively involved in the community having served on the boards of Special Olympics Minnesota and Inner City Christian Ministries. He holds an M.B.A. from Columbia University and a B.A. from the University of St. Thomas.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company is a U.S. public company that, following the Merger, has commercialized Magnetic Resonance Imaging quality assurance software technologies. Therefore, the Board believes that a diversity of professional experiences in this software industry, specific knowledge of marketing medical imaging technologies, and knowledge of building start-up companies and of U.S. accounting and financial reporting standards should be represented on the Board.

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to the Company for the fiscal year ended December 31, 2012, other than as set forth below, the Company has determined that the Company’s directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Gus Chafoulias filed a Form 4 on February 2, 2012 to report his acquisition of shares of common stock and warrants to purchase common stock on November 17, 2011. Whitney Blake, Gus Chafoulias, Dr. Richard Lindstrom and Percy Tomlinson each filed a Form 4 on May 1, 2012 to report his acquisition of a stock option to purchase shares of common stock on April 26, 2012. James Marolt filed a Form 3 on September 6, 2012 to report his position as a reporting person commencing on May 12, 2012. Blake Whitney, Gus Chafoulias and Dr. Richard Lindstrom each filed a Form 4 on October 4, 2012 to report his acquisition of shares of common stock on September 28, 2012.

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

Summary Compensation Table

							Non-Equity
					Stock	Option	Incentive Plan	All Other
					Awards	Awards	Compensation	Compensation	Totals
Name	Year		Salary ($)	Bonus ($)	($) (1)	($) (1)	($)	($) (2)	($)
William T. Cavanaugh, Chief Executive	2012		$240,000	$36,000	$—	$—	$—	$—	$276,000
Officer and President	2011		$234,712	$—	$—	$—	$—	$—	$234,712

Chris Hafey, Chief Technology	2012	(3)	$190,000	$10,000	$—	$—	$—	$—	$200,000
Officer	2011		$117,445	$—	$—	$170,153	$—	$—	$287,598

James P. Marolt, Chief Financial	2012	(4)	$—	$—	$—	$—	$—	$46,345	$46,345
Officer	2011		$—	$—	$—	$—	$—	$—	$—

Mark Steege, Interim Chief Financial	2012		$—	$—	$—	$—	$—	$2,350	$2,350
Officer	2011	(5), (6)	$—	$—	$—	$17,021	$—	—	$17,021

(1)	Represents the grant date fair value of the related stock or option award in accordance with FASB ASC Topic 718.

(2)	Other compensation in the form of perquisites and other personal benefits or property have been omitted in those instances where such perquisites and other personal benefits or property constituted less than $10,000 in the aggregate for the fiscal year.

(3)	Mr. Hafey joined OnPoint in May 2011. OnPoint has agreed to pay Mr. Hafey an annual salary of $190,000 per year, and he received a grant of options to purchase 200,000 shares of common stock in May 2011.

(4)	On May 16, 2012, Mr. Marolt was appointed Chief Financial Officer and Principal Financial Officer of the Company. Mr. Marolt is paid consulting fees pursuant to a consulting agreement with the Company.

(5)	On April 15, 2011, in connection with the Merger, Mr. Steege became the Interim Chief Financial Officer, Treasurer and Secretary of the Company. Prior to April 15, 2011, Mr. Steege joined OnPoint in November 2010 and agreed to act as Interim Chief Financial Officer, Treasurer and Secretary, without compensation from OnPoint, until such time as the Board appoints a new Chief Financial Officer, Treasurer and Secretary. Mr. Steege resigned on May 16, 2012.

(6)	Mr. Steege received a grant of options to purchase 20,000 shares of common stock in May 2011.

Long-Term Incentive Plan

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Compensation of Directors

The following table shows amounts earned by each director not also serving as an officer during the year ended December 31, 2012.

						Change in
						Pension
		Fees				Value and
		Earned			Non-Equity	Nonqualified
		or Paid	Stock	Option	Incentive Plan	Deferred	All Other
		in Cash	Awards	Awards	Compensation	Compensation	Compensation	Totals
Name and Principal Position		($)	($) (1)	($) (1)	($)	Earnings ($)	($)	($)
Gus Chafoulias		-	-	17,835	-	-	-	17,835
George Danko	(2)	-	-	-	-	-	-	-
Blake Whitney		-	-	17,835	-	-	-	17,835
Dr. Richard Lindstrom		-	-	17,835	-	-	-	17,835
Tom Tomlinson		-	-	17,835	-	-	-	17,835

(1)	Represents the grant date fair value of the related stock or option award in accordance with FASB ASC Topic 718.
(2)	Mr. Danko resigned from his position as a director of the Company effective as of March 16, 2012.

During the year ended December 31, 2012 and 2011, the Company did not pay any director fees in cash for each meeting attended by such director. Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board. There was no monetary compensation paid to our non-employee directors during the year ended December 31, 2012 or 2011.

On April 26, 2012, each non-employee director of the Company’s subsidiary OnPoint received options to purchase up to 20,000 shares of common stock from OnPoint for their service on OnPoint’s Board of Directors for the fiscal year ended December 31, 2012.

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

Employment Contracts, Termination of Employment and Change of Control Arrangements

We do not have any employment agreements with key executives.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at December 31, 2012 for each of our named executive officers.

			Incentive					Number of	Value of
			Plan				Market	Unearned	Unearned
			Awards:			Number of	Value of	Shares,	Shares,
	Number of	Number of	Number of			Shares or	Shares or	Units or	Units or
	Securities	Securities	Securities			Units of	Units of	Other	Other
	Underlying	Underlying	Underlying			Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	That	That	That	That
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name and Principal Position	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
William T. Cavanaugh	300,000	300,000	-	$ 1.00	2/1/2020	-	-	-	-
Chris Hafey	87,500	112,500	-	$ 1.00	5/31/2021	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table sets forth, as of March 29, 2013 certain information with respect to the beneficial ownership of the Company’s Common Stock by:

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding securities;
•	each current director and each nominee for director of the Company;
•	each of the named executive officers of the Company listed below in the table under the caption “Executive Compensation”; and
•	all current directors, nominee directors and executive officers as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of OnPoint Medical Diagnostics, 7760 France Avenue South, 11th Floor, Minneapolis, MN 55435.

	Number of Shares
	Beneficially	Common
Name and Principal Position	Owned (1)	Stock (%) (2)
William T. Cavanaugh (3)(4)	1,150,000	8.26%
Gus Chafoulias (3) (5)	1,243,719	9.05%
Blake Whitney (3) (6)	92,500	*
Dr. Richard Lindstrom (3) (7)	1,982,094	14.37%
Tom Tomlinson (3) (8)	70,000	*
Chris Hafey (3) (9)	87,500	*
Total Directors and Executive
Officers	4,625,813	31.35%
5% Stockholders	—
Mayo Foundation for Medical
Education and Research	1,111,000	8.25%

*Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s stock.

(2)	Based on 13,473,299 shares of Common Stock issued and outstanding as of March 21, 2013.

(3)	Effective on April 15, 2011, Mr. William T. Cavanaugh was appointed Chief Executive Officer, President and Director, and Mr. Gus Chafoulias, Mr. Blake Whitney, Dr. Richard Lindstrom and Mr. Tom Tomlinson were nominated as Directors. Mr. Gus Chafoulias, Mr. Blake Whitney, Dr. Richard Lindstrom and Mr. Tom Tomlinson were appointed effective as of April 22, 2011, the tenth day following the filing of the Information Statement on Schedule 14f-1. Chris Hafey joined the Company as Chief Technology Officer on May 23, 2011.
(4)	Includes 700,000 shares of common stock and 450,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 21, 2013.

(5)	Includes 981,219 shares of common stock, 192,500 warrants and 70,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 21, 2013.
64

(6)	Includes 22,500 warrants and 70,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 21, 2013.

(7)	Includes 1,326,877 shares of common stock held by Lindstrom Family Limited Partnership #2, 335,217 shares held by Dr. Lindstrom , 50,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 21, 2013, and 250,000 warrants held by Dr. Lindstrom.

(8)	Includes 70,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 21, 2013.

(9)	Includes 87,500 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after March 21, 2013.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation plans
	outstanding options,	options, warrants	(excluding securities reflected in
Plan Category	warrants and rights	and rights	column (a))
	(a)	(b)	(c )
Equity compensation plans that have been
approved by security holders	—	$—	—

Equity compensation plans not approved
by security holders	1,130,000	$1.00	1,470,000

Total	1,130,000	$1.00	1,470,000

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

As of December 31, 2012,the outstanding aggregate principal amount on this note was $0 and we had not made any payments of principal or interest thereunder. During 2012 and 2011, the balance of the notes totaling $1,347,500 was converted into our common stock at $0.65 to $0.62 per share.

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

As of December 31, 2012, the outstanding aggregate principal amount of this note was $0, and we had not made any payments of principal or interest thereunder. The balance of the note totaling $100,000 was converted into common stock at $0.25 per share.

December 2011 Bridge Financing

On December 30, 2011, we issued $165,000 in promissory notes to certain investors. Three of our Board members participated in this note offering: Richard Lindstrom, who purchased $100,000 of notes; Gus Chafoulias, who purchased $25,000 of notes; and Blake Whitney, who purchased $15,000 of notes. These notes accrue interest at a rate of 15% per annum and such interest is payable in quarterly installments beginning on January 1, 2012 until the notes are repaid in full. These notes will mature on December 30, 2013. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 210,000 shares of our common stock. These warrants have an exercise price of $1.00 per share.

As of December 31, 2011, the outstanding aggregate principal amount of these notes was $0, and we had not made any cash payments of principal or interest thereunder. The balance of the note totaling $165,000 was converted into common stock at $0.25 per share.

Second 2012 Convertible Debt Financing

On December 31, 2012, we issued $150,000 in convertible promissory notes to one Board member, Gus Chafoulias. This note will accrue interest at a rate of 6% per annum, and mature on December 31, 2015. In connection with the issuance of this note, we also issued ten-year warrants to purchase 150,000 shares of our common stock. These warrants have an exercise price of $1.25 per share.

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

Item 14.      Principal Accounting Fees and Services.

We engaged Moquist Thorvilson Kaufmann LLC ("MTK") to serve as our independent registered public accountants for the fiscal year ending December 31, 2012 and 2011.

Fees paid to Moquist Thorvilson Kaufmann LLC were as follows:

	2012	2011
Audit Fees (1)	$64,270	$56,495
Audit-Related Fees (2)	671	32,430
Tax Fees	10,735	3,797
All Other Fees	—	—
Total Fees	$75,676	$92,722

(1)	The amount billed to us for professional services related to the audit of our annual financial statements as of December 31, 2012 and 2011 and included our quarterly reports on Form 10-Q during 2012 and 2011.

(2)	This amount was billed to us for professional services provided primarily in connection with the Form 8-K that we filed in connection with the reverse acquisition of OnPoint. This included the billed services addressing the SEC comments received for the filing.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors in 2012 and 2011 were pre-approved by the Board of Directors.

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

VERTICAL HEALTH SOLUTIONS, INC.

Dated: March 29, 2013	By:	/s/ William T. Cavanaugh
William T. Cavanaugh President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Cavanaugh	President, Chief Executive Officer and Director	March 29, 2013
William T. Cavanaugh	(Principal Executive Officer)
/s/ JAMES P. MAROLT	Interim Chief Financial Officer	March 29, 2013
James P. Marolt	(Principal Financial and Accounting Officer)
/s/ Gus Chafoulias	Director	March 29, 2013
Gus Chafoulias
/s/ Blake Whitney	Director	March 29, 2013
Blake Whitney
/s/ Richard Lindstrom	Director	March 29, 2013
Richard Lindstrom
/s/ Tom Tomlinson	Director	March 29, 2013
Tom Tomlinson

EXHIBIT INDEX

Exhibit Nos.

2.1	Agreement and Plan of Merger, dated as of February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., on the one hand, and Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 7, 2011).

3.1	Amended and Restated Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on February 28, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.2	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on June 21, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.3	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on December 16, 2005 (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.4	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on November 14, 2007 (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.5	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on March 31, 2011 (incorporated herein by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.6	By-Laws of Vertical Health Solutions, Inc. (incorporated herein by reference to Exhibit 3.2 to Form SB-2, File No. 333-74766).

3.7	Certificate of Incorporation of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.8	Bylaws of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form SB-2, File No. 333-74766).

4.2	Form of OnPoint Convertible Promissory Notes (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.3	Form of OnPoint Warrant (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.4	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2011).

4.5	Form of Bridge Note Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 1, 2011).

4.6	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012).
69

4.7	Form of Bridge Note Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012).

10.1+	Restated and Amended License Agreement, effective as of November 12, 2010, between Mayo Foundation for Medical Education and Research and OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2012).

10.2	Form of Note Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2011).

10.3	2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.4	Form of 2011 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.5	Form of 2011 Omnibus Incentive Compensation Plan Incentive Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.6	Share Escrow Agreement, dated April 15, 2011, by and among the Company, OnPoint and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.8	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.9	Placement Agency Agreement, dated March 3, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.10	PIPE Escrow Agreement, dated March 3, 2011, by and among Vertical Health Solutions, Inc., OnPoint Medical Diagnostics, Inc. and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.11	Form of Bridge Note Conversion Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.12	Final Amendment to the Selling Agency Agreement, dated June 28, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 5, 2011).

10.13	Summary of Terms of Oral Loan Agreement between the Company and Vitality Systems, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.14	Summary of Terms of Oral Loan Agreement between the Company and Steve Watters (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).
70

10.15	Summary of Terms of Oral Agreement between Gus Chafoulias and Mark Steege (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.16	Summary of Terms of Oral Agreement between the Company and Healthcare IP Partners, LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.17	Summary of Terms of Oral Agreement between the Company and Rainwater Capital Partners, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.18	Form of Subscription Agreement for 2009 Common Stock Offering (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.19	Form of Subscription Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.20	Selling Agency Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.21	Placement Agency Agreement, dated October 31, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc., (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011)

10.22	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011)

10.23	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011).

10.25	Form of Subscription Agreement for 2012 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

10.26	Placement Agency Agreement, dated August 1, 2012, by and between Vertical Health Solutions, Inc. (doing business as OnPoint Medical Diagnostics) and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

10.27	Consulting Agreement, effective as of May 16, 2012, by and between Vertical Health Solutions, Inc. d/b/a OnPoint Medical Diagnostics and James P. Marolt (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 5, 2012).

10.28	Form of Conversion Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 4, 2012).

16.1	Letter from Brimmer, Burek & Keelan, LLP, dated May 13, 2011, regarding change in certifying accountant (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on May 13, 2011).

21.1	List of Subsidiaries, filed herewith.

31.1	Certification of Principal Executive Officer under Rule 13a-14(a) and Rule 15d-14(a), filed herewith.

31.2	Certification of Principal Financial Officer under Rule 13a-14(a) and Rule 15d-14(a), filed herewith.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer under 18 USC 1350, furnished herewith.

+ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

71

EXHIBIT 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, William T. Cavanaugh, certify that:

1. I have reviewed this annual report on Form 10-K of Vertical Health Solutions, Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 29, 2013	/S/ William T. Cavanaugh
William T. Cavanaugh President and Chief Executive Officer (Principal Executive Officer)

72

EXHIBIT 31.2

CERTIFICATION OF

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James P. Marolt, certify that:

1. I have reviewed this annual report on Form 10-K of Vertical Health Solutions, Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 29, 2013	/S/ JAMES P. MAROLT
James P. Marolt Interim Chief Financial Officer (Principal Financial and Accounting Officer)

73

EXHIBIT 32.1

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Vertical Health Solutions, Inc., a Florida corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 29, 2013 /s/ William T. Cavanaugh

William T. Cavanaugh

President and Chief Executive Officer

(principal executive officer)

Dated: March 29, 2013 /s/ James P. Marolt

James P. Marolt

Interim Chief Financial Officer

(principal financial and accounting officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

74