Form 10-K/A
period 2012-12-31
VERTICAL HEALTH SOLUTIONS INC
filed 2013-04-02
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends and restates the Annual Report on Form 10-K filed by Vertical Health Solutions, Inc. on March 29, 2013 (the “Annual Report”) solely to (1) revise the period of the report set forth on the cover page, (2) correct the EDGAR tagging of the required certifications of the Principal Executive, Financial and Accounting Officers as exhibits and (3) correct the exhibit index.

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

Item 8.       Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2012 and 2011	26

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and the Period From Inception (February 1, 2009) to December 31, 2012	27

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and the Period From Inception (February 1, 2009) to December 31, 2012	28

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the Period From Inception (February 1, 2009) to December 31, 2012	29

Notes to Consolidated Financial Statements	30

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
63

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

Signature	Title	Date
/s/ William Cavanaugh	President, Chief Executive Officer and Director	March 29, 2013
William T. Cavanaugh	(Principal Executive Officer)
/s/ JAMES P. MAROLT	Interim Chief Financial Officer	March 29, 2013
James P. Marolt	(Principal Financial and Accounting Officer)
/s/ Gus Chafoulias	Director	March 29, 2013
Gus Chafoulias
/s/ Blake Whitney	Director	March 29, 2013
Blake Whitney
/s/ Richard Lindstrom	Director	March 29, 2013
Richard Lindstrom
/s/ Tom Tomlinson	Director	March 29, 2013
Tom Tomlinson

EXHIBIT INDEX

Exhibit Nos.

2.1	Agreement and Plan of Merger, dated as of February 1, 2011, by and among OnPoint Medical Diagnostics, Inc., on the one hand, and Vertical Health Solutions, Inc. and Vertical HS Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 7, 2011).

3.1	Amended and Restated Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on February 28, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.2	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on June 21, 2002 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.3	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on December 16, 2005 (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.4	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on November 14, 2007 (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.5	Certificate of Amendment to Articles of Incorporation of Vertical Health Solutions, Inc., filed with the Florida Department of State on March 31, 2011 (incorporated herein by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.6	By-Laws of Vertical Health Solutions, Inc. (incorporated herein by reference to Exhibit 3.2 to Form SB-2, File No. 333-74766).

3.7	Certificate of Incorporation of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

3.8	Bylaws of OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form SB-2, File No. 333-74766).

4.2	Form of OnPoint Convertible Promissory Notes (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.3	Form of OnPoint Warrant (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

4.4	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 1, 2011).

4.5	Form of Bridge Note Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 1, 2011).

4.6	Form of Bridge Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012).
68

4.7	Form of Bridge Note Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012).

10.1+	Restated and Amended License Agreement, effective as of November 12, 2010, between Mayo Foundation for Medical Education and Research and OnPoint Medical Diagnostics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2012).

10.2	Form of Note Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2011).

10.3	2011 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.4	Form of 2011 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.5	Form of 2011 Omnibus Incentive Compensation Plan Incentive Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.6	Share Escrow Agreement, dated April 15, 2011, by and among the Company, OnPoint and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 21, 2011).

10.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.8	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.9	Placement Agency Agreement, dated March 3, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.10	PIPE Escrow Agreement, dated March 3, 2011, by and among Vertical Health Solutions, Inc., OnPoint Medical Diagnostics, Inc. and Private Bank Minnesota (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.11	Form of Bridge Note Conversion Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.12	Final Amendment to the Selling Agency Agreement, dated June 28, 2011, by and among OnPoint Medical Diagnostics, Inc., Vertical Health Solutions, Inc. and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 5, 2011).

10.13	Summary of Terms of Oral Loan Agreement between the Company and Vitality Systems, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.14	Summary of Terms of Oral Loan Agreement between the Company and Steve Watters (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on September 20, 2011).
69

10.15	Summary of Terms of Oral Agreement between Gus Chafoulias and Mark Steege (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.16	Summary of Terms of Oral Agreement between the Company and Healthcare IP Partners, LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.17	Summary of Terms of Oral Agreement between the Company and Rainwater Capital Partners, LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.18	Form of Subscription Agreement for 2009 Common Stock Offering (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.19	Form of Subscription Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.20	Selling Agency Agreement for Private Placement of Convertible Notes (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on September 20, 2011).

10.21	Placement Agency Agreement, dated October 31, 2011, by and between OnPoint Medical Diagnostics, Inc. and Emergent Financial Group, Inc., (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011).

10.22	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011).

10.23	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011).

10.24	Form of Subscription Agreement for 2012 Private Placement (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

10.25	Placement Agency Agreement, dated August 1, 2012, by and between Vertical Health Solutions, Inc. (doing business as OnPoint Medical Diagnostics) and Emergent Financial Group, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2012).

10.26	Consulting Agreement, effective as of May 16, 2012, by and between Vertical Health Solutions, Inc. d/b/a OnPoint Medical Diagnostics and James P. Marolt (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 5, 2012).

10.27	Form of Conversion Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 4, 2012).

21.1	List of Subsidiaries, filed herewith.

31.1	Certification of Principal Executive Officer under Rule 13a-14(a) and Rule 15d-14(a), filed herewith.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer under Rule 13a-14(a) and Rule 15d-14(a), filed herewith.

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer under 18 USC 1350, furnished herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

*Previously filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 29, 2013.

70

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Dated: April 2, 2013	By:	/s/ William T. Cavanaugh
William T. Cavanaugh President and Chief Executive Officer