Form 10-Q
period 2013-03-31
VERTICAL HEALTH SOLUTIONS INC
filed 2013-05-14
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  x    NO  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  x    NO  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ¨    NO  x

There were 13,873,299 shares of the registrant’s common stock par value $0.001 per share outstanding as of May 14, 2013.

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited):
	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2013
	and 2012 and the period from inception (February 1, 2009) to March 31, 2013	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31,
	2013 and 2012 and the period from inception (February 1, 2009) to March 31, 2013	5
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23

PART II:	OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3	Defaults Upon Senior Securities	30
Item 4	Mine Safety Disclosures	30
Item 5	Other Information	30
Item 6	Exhibits	31
	Signatures	32

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$223,118	$550,403
Accounts receivable	2,064	9,408
Prepaid expenses and other current assets	14,934	24,533
Total current assets	240,116	584,344

Property and equipment, net	8,130	2,826
Software development costs, net	257,569	275,967
Deferred financing costs, net	697,483	625,838

Total assets	$1,203,298	$1,488,975

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118,205	$156,709
Short-term convertible notes payable	16,948	16,948
Accrued interest payable	8,078	16,799
Accrued payroll and benefits	3,282	71,732
Accrued royalties-related party	175,000	150,000
Deferred revenue	39,311	29,320
Current maturities of long-term convertible debt, net of discounts
($406,000 face value at March 31, 2013 and December 31, 2012)	201,983	73,581
Total current liabilities	562,807	515,089

Long-term accrued interest payable	38,016	—
Long-term convertible debt, net of current maturities and discounts	214,071	92,212
Total long-term liabilities	252,087	92,212

Total liabilities	814,894	607,301

Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares
authorized; 13,573,299 and 13,473,299 issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	13,573	13,473
Additional paid in capital	10,294,808	9,735,455
Deficit accumulated during the development stage	(9,919,977)	(8,867,254)

Total stockholders' equity	388,404	881,674

Total liabilities and stockholders' equity	$1,203,298	$1,488,975

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Period from
			Inception
	Three Months Ended	Three Months Ended	(February 1, 2009) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$13,363	$11,873	$89,546
Costs of revenues	68,437	57,106	356,684
Gross loss	(55,074)	(45,233)	(267,138)

Operating expenses:
Research and development	106,781	94,641	804,854
Selling, general and administrative	483,535	360,261	5,022,761
Investor relations expense	—	—	819,118
Merger related costs	—	—	347,312

Total operating expenses	590,316	454,902	6,994,045

Loss from operations	(645,390)	(500,135)	(7,261,183)

Other income (expense):
Interest income	—	3	674
Interest expense	(407,333)	(132,515)	(1,699,571)
Beneficial conversion expense	—	—	(809,533)
Loss on debt extinguishment	—	—	(171,548)
Gain on fair value adjustment
of warrant derivative liability	—	—	203

Total other income (expense)	(407,333)	(132,512)	(2,679,775)

Net loss before income taxes	(1,052,723)	(632,647)	(9,940,958)

Income tax benefit	—	—	20,981

Net loss and comprehensive loss	$(1,052,723)	$(632,647)	$(9,919,977)

Net loss per common share -
basic and diluted	$(0.08)	$(0.06)

Weighted average common shares
outstanding - basic	13,537,743	10,696,494

Weighted average common shares
outstanding - diluted	13,537,743	10,696,494

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from Inception
	Three Months Ended	Three Months Ended	(February 1, 2009) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash flows used in operating activities:
Net loss	$(1,052,723)	$(632,647)	$(9,919,977)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization of assets	115,625	41,287	756,933
Amortization of debt discount	275,261	29,350	821,974
Stock-based compensation	129,706	49,569	2,078,980
Non-cash merger related costs	—	—	42,828
Interest expense for warrant liability derivative
recorded in excess of discounted debt	—	71,801	133,966
Beneficial conversion expense	—	—	809,533
Loss on debt extinguishment	—	—	171,548
Gain on fair value adjustment of warrant derivative
liability	—	—	(203)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,344	(10,000)	(2,064)
(Increase) decrease in prepaid expenses and
other current assets	9,599	42,580	(14,934)
Increase (decrease) in accounts payable	(38,504)	28,147	68,517
Increase in accrued interest	29,295	17,472	177,233
Increase (decrease) in accrued payroll and
benefits	(68,450)	(11,168)	(3,315)
Increase in accrued royalties-related party	25,000	12,500	175,000
Increase (decrease) in deferred revenue	9,991	4,608	39,311
Increase in accrued other expenses	—	17,100	—
Increase (decrease) in accounts payable-related
parties	—	(4,968)	966,294

Net cash used in operating activities	(557,856)	(344,369)	(3,698,376)

Cash flows provided by (used in) investing activities:
Decrease (increase) in restricted cash	—	25,299	—
Capitalized software development costs	—	—	(367,956)
Purchase of property and equipment	(6,829)	—	(19,279)
Cash received from VHS merger	—	—	1,145
Net cash provided by (used in) investing
activities	(6,829)	25,299	(386,090)

Cash flows provided by financing activities:
Proceeds from issuance of convertible debt	272,500	216,000	3,419,000
Debt financing costs	(35,100)	(38,709)	(423,794)
Proceeds from issuance of promissory notes	—	—	265,000
Proceeds from exercise of stock warrants	—	—	6,714
Proceeds from sale of common stock and warrants,
net of issuance costs	—	—	1,040,664

Net cash provided by financing activities	237,400	177,291	4,307,584

Increase (decrease) in cash	(327,285)	(141,779)	223,118

Cash:
Beginning of period	550,403	168,780	—

End of period	$223,118	$27,001	$223,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$23,922

Non-cash investing and financing activities:

Accounts payable - related parties incurred for the
purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by
forgiveness of debt and issuance of
common stock	$—	$—	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$132,247	$—	$779,826
Accrued interest converted to common stock	$—	$39,189	$131,139
Debt converted to common stock	$25,000	$32,500	$1,687,500
Increase in accounts payable, accrued expenses and
short-term convertible debt for liabilities assumed
in reverse merger	$—	$—	$43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$—	$—	$157,128
Increase in debt discounts on long-term convertible
notes by issuing stock warrants	$144,417	$—	$953,859
Increase in debt discounts on long-term convertible
notes by issuing warrant liability derivatives	$—	$216,000	$406,000
Increase in accounts payable for deferred financing
costs	$—	$—	$29,260
Warrant derivative liability reclassified to equity	$—	$—	$539,763
Increase in debt discounts in connection with
beneficial conversion feature on long-term
convertible notes	$128,083	$—	$1,047,641

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Vertical Health Solutions, Inc. (“VHS” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012.

The accompanying financial statements include the accounts of the Company and include the acquisition of its wholly-owned subsidiary OnPoint Medical Diagnostics, Inc. (“OnPoint”) which was completed through a reverse merger on April 15, 2011. Intercompany transactions and balances are eliminated in consolidation.

The on-going operations of the Company are that of OnPoint. OnPoint provides a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has not yet generated significant revenue and is considered a development stage company as of March 31, 2013.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, we incurred a net loss of $4,595,984. For the three months ended March 31, 2013, we incurred a net loss of $1,052,723. At March 31, 2013, we have cash of $223,118, an accumulated deficit of $9,919,977 and negative working capital of $322,691. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the first quarter of 2013, we issued convertible debt of $272,500. These funds are expected to last us through July 2013 at which time future private placements of equity capital or debt financing will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations.

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

As of March 31, 2013 and December 31, 2012, management has deemed all accounts receivable to be fully collectible and has not recorded a reserve for doubtful accounts. If circumstances change, the Company’s estimates of the collectability of amounts due could be reduced and such reductions could be material.

Software Development Costs

Costs related to research, design and development of software products prior to establishment of technological feasibility, are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.  Capitalized software development costs will be amortized over the estimated economic life of the underlying products which will generally range from two to six years.  During the three months ended March 31, 2013 and 2012, the Company did not capitalize any software development costs.  The Company’s current software platform was available for customer use as of September 30, 2011 and is being amortized over a five year period.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the Company’s issuance of convertible notes and promissory notes. Amortization of these costs is provided on the effective-interest method over the term of the related debt.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments due for the underlying technology embedded in the Company’s software based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the three months ended March 31, 2013 and 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three month periods ended March 31, 2013 and 2012, the Company accrued and expensed $25,000 and $12,500, respectively. Accrued royalties aggregated $175,000 and $150,000 at March 31, 2013 and December 31, 2012, respectively.

Revenue Recognition

The Company is a development stage company and has not generated significant revenue since inception (February 1, 2009) . Revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 to 36 months. Software contract revenue is recognized as services are performed. All customer contracts are reviewed for the existence of multiple element arrangements. If multiple elements were to exist, the value of the revenues associated with the customer contract would be allocated to each element, and recognized accordingly.

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

For the three months ended March 31, 2013 and 2012, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at March 31, 2013 and December 31, 2012. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses. The Company’s remaining open tax years subject to examination include 2009, 2010, 2011 and 2012.

The Company has recorded a full valuation allowance against its deferred tax assets at March 31, 2013 and December 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and debt. The Company is required to estimate the fair value of all financial instruments at the balance sheet date based on relevant market information. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair values due to the short-term nature of cash, accounts receivable and accounts payable and as interest rates on the debt approximates current rates. At March 31, 2013 and December 31, 2012, it was deemed impracticable to estimate the fair value of the Company’s debt, as quoted market prices are not available, a valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of debt held by the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three months ended March 31, 2013 and 2012, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For OnPoint, this ASU was effective beginning January 1, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Reclassifications

Certain items previously reported were reclassified for consistency with the current presentation. These reclassifications had no effect on net loss and comprehensive loss as previously reported.

3. RELATED PARTIES

At March 31, 2013 and December 31, 2012, the Company had $175,000 and $150,000, respectively of accrued royalties due to a related party (minority shareholder) which included the minimum royalty license fees for 2012 and 2011 that are due to the Mayo Foundation for Medical Education and Research and a portion of the 2013 minimum royalty license fee. The 2012 and 2011 fees remain past due and unpaid. The Company currently has a verbal agreement to make monthly payments of $15,000 from April 2013 through October 2013, and monthly payments of $25,000 in November and December 2013 to Mayo on the Company’s outstanding balance due. Interest on the unpaid balance began accruing on April 1, 2013, at a rate of Prime plus 2.0%, or 5.25% per annum. Accrued interest is due and payable in January 2014.

At March 31, 2013 and December 31, 2012, accrued interest payable on related party debt to board members was $2,219 and $0, respectively. Interest expense on the related party debt for the three months ended March 31, 2013 and 2012 was $2,219 and $13,212 respectively. During the three months ended March 31, 2012, a board member received 42,065 shares of common stock, upon conversion of $27,342 of accrued interest on convertible debt.

At March 31, 2013 and December 31, 2012, there were unpaid consulting fees of $26,715 and $19,500, respectively, which are due to the Company’s contract CFO. During the three months ended March 31, 2013 and 2012, the Company incurred $26,715 and $0 in consulting fees from the Company’s contract CFO.

4. CONVERTIBLE PROMISSORY NOTES

First 2012 Convertible Debt Issuance (Tranche A)

From February through May 2012, the Company issued $406,000 in convertible notes in a private placement convertible note offering. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal is due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount (609,000 in total). One hundred fifty thousand of these warrants granted with $100,000 of the related notes have an adjusted exercise price of $0.31 per share. The remaining 459,000 warrants have an adjusted exercise price of $0.65 per share. All warrants have a 10 year term from issuance date. Also, if the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value not less than $2.25 per share. If the Company elects to extend the due date, the Company shall issue the lender warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender based on the same warrant terms as listed earlier. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at an adjusted conversion price of $0.25 per share. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that was outstanding as of the issuance date. One hundred thousand dollars of this convertible debt is subordinate to the previously issued $306,000 portion of these debt issuances.

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

In accordance with the anti-dilution provisions within the original debt agreement, the conversion price for $100,000 of these notes was adjusted from $1.00 per share to $0.25 per share during 2012. Due to the resulting beneficial conversion feature, an additional $30,000 debt discount was recorded with a corresponding increase to additional paid in capital.

In November 2012, the Company entered into a Note and Warrant Adjustment Agreement (“Agreement”) with debt holders of $306,000 of this convertible debt. Under the Agreement, the conversion price for $306,000 of convertible debt was adjusted from $1.00 per share to $0.25 per share and the exercise price on the related 459,000 warrants was reduced from $1.25 per share to $0.65 per share. This transaction was treated as a debt extinguishment. As such, $162,208 of unamortized discount and $9,340 related to the warrant modifications were expensed as loss on debt extinguishment. Due to the resulting beneficial conversion feature on the adjusted new notes, a $306,000 debt discount was recorded with a corresponding increase to additional paid in capital.

Second 2012 Convertible Debt Issuance (Tranche B)

During the period from August 10, 2012 to March 4, 2013, the Company issued $1,490,500 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the 3rd anniversary of its issuance date and is junior to all other debt.

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

In connection with the note issuances, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (1,490,500 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date. Upon issuance, the relative fair value of the 1,490,500 warrants related to the $1,490,500 in convertible debt was determined to be $862,703. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $627,797 resulted from a conversion price of $0.25 while the estimated fair value of the common stock ranged from $1.23 to $0.88 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

In connection with the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of March 31, 2013 and December 31, 2012, 632,716 and 586,696, respectively, of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $174,265, the fair value of the warrants issued of $585,886 and $3,000 of related legal costs, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

On February 1, 2013, one $25,000 convertible note was converted to 100,000 shares of common stock.

First 2013 Convertible Debt Issuance (Tranche C)

During the period from March 4, 2013 to March 31, 2013, the Company issued $175,000 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the 2nd anniversary of its issuance date and is junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of the notes’ maturity, a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter. Also, if the Company sells an aggregate of $2,000,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share.

In connection with the note issuances, the Company granted each note holder warrants to purchase a number of shares of common stock equal to the advance amount (175,000 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date. Upon issuance, the relative fair value of the 175,000 warrants related to the $175,000 in convertible debt was determined to be $91,156. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $83,844 resulted from a conversion price of $0.25 while the estimated fair value of the common stock was $0.88 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

In connection with the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of March 31, 2013, 78,400 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $22,750 and the fair value of the warrants issued of $63,624, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

The following is a summary of the convertible notes:

	Tranche A	Tranche B	Tranche C	Total
Balance at December 31, 2011	$—	$—	$—	$—
Face value of notes issued	406,000	1,393,000	—	1,799,000
Less: value assigned to warrants as debt discount	(406,000)	(809,442)	—	(1,215,442)
Less: debt discount from beneficial conversion
feature	—	(583,558)	—	(583,558)
Net value at issuance	—	—	—	—
Plus: accretion of debt discount for the year
ended December 31, 2012	247,373	142,212	—	389,585
Plus: loss on debt extinguishment due to change
in terms	162,208	—	—	162,208
Less: beneficial conversion feature due to change
in terms	(306,000)	—	—	(306,000)
Less: debt discount from resolution of contingent
conversion price adjustment	(30,000)	—	—	(30,000)
Less: conversion to equity	—	(50,000)	—	(50,000)
Balance at December 31, 2012, net (total face value
$1,749,000)	73,581	92,212	—	165,793

Face value of notes issued	—	97,500	175,000	272,500
Less: value assigned to warrants as debt discount	—	(53,261)	(91,156)	(144,417)
Less: value assigned to beneficial conversion
feature	—	(44,239)	(83,844)	(128,083)
Net value at issuance	—	—	—	—
Plus: accretion of debt discount	128,402	140,817	6,042	275,261
Less: conversion to equity	—	(25,000)	—	(25,000)
Balance at March 31, 2013 (total face
value $1,996,500)	201,983	208,029	6,042	416,054
Current maturities at March 31, 2013
(total face value $406,000)	(201,983)	—	—	(201,983)
Long-term portion (total face value $1,590,500)	$—	$208,029	$6,042	$214,071

Related Party Convertible Notes

As of March 31, 2013 and December 31, 2012, convertible promissory notes outstanding with related parties aggregated $150,000, related to the second 2012 convertible debt (Tranche B) issuance.

5. STOCKHOLDERS’ EQUITY

Common Stock Issuances & Redemptions

During the three months ended March 31, 2013, the Company issued 100,000 shares of unregistered common stock upon conversion of $25,000 of convertible promissory notes.

Stock Purchase Warrant Grants

For warrants granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

During the three months ended March 31, 2013, the Company issued the following stock warrants:

1)	In connection with convertible debt issuances (Tranches B and C) during the three months ended March 31, 2013, a total of 272,500 stock warrants were issued to investors with an exercise price of $1.25 per share and a ten year term.

2)	In connection with the convertible note issuance (Tranche B and C) during the three months ended March 31, 2013, 124,420 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was determined to be $99,071, and was recorded as deferred financing costs.

The weighted average fair value for all warrants issued during the three months ended March 31, 2013 was $0.81.

The following table summarizes information about the Company’s outstanding warrants as of March 31, 2013:

			Weighted
		Weighted	Remaining
		Average Exercise	Contractual
	Stock Warrants	Price	Life (years)
Balance outstanding at December 31, 2012	3,815,264	$1.07	7.47

Granted	396,920	0.94	8.37
Exercised	—	—	—
Forfeited/cancelled	—	—
Balance outstanding at March 31, 2013	4,212,184	$1.05	7.37

Stock Option Grants

In 2011, the Company adopted the Omnibus Incentive Compensation Plan, or 2011 Stock Plan, which authorizes the issuance or transfer of up to 1,600,000 shares of common stock. Pursuant to the 2011 Stock Plan, the share reserve will automatically increase on the first trading day in January each calendar year, by an amount equal to the lesser of 20% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year or 1,000,000 shares. At March 31, 2013 and December 31, 2012, shares reserved under the 2011 Stock Plan aggregated 3,600,000 and 2,600,000, respectively.

The 2011 Stock Plan allows for the issuance of incentive and non-qualified stock options and other stock-based awards. Generally stock options are exercisable for a term and price as determined by the board of directors, not to exceed a ten year term. Incentive stock options granted to an employee holding more than 10% of the total combined voting may not exceed a 5 year term.

During the three months ended March 31, 2013 and 2012, the Company granted 205,000 and -0- stock options respectively, which included options issued to Company officers (50,000 and -0-, respectively) and board members (80,000 and -0-, respectively). For the three months ended March 31, 2013 and 2012, total stock-option compensation expense was $129,706 and $49,569, respectively. The remaining unrecognized stock compensation expense at March 31, 2013 totals $298,366 and is expected to be recognized over the next 3.25 years.

The following table summarizes information about the Company’s outstanding stock options:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	1,130,000	$1.00	7.61	$—
Granted	205,000	0.88	9.81	—
Exercised	—	—	—	—
Forfeited/cancelled	—	—	—	—

Balance a March 31, 2013	1,335,000	$0.98	7.74	$—

Exercisable at March 31, 2013	923,125	$0.99	7.58	$—

The assumptions used to value option and warrant grants during the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Estimated per share fair value of stock	$0.88	$0.95
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.80%	1.90%
Expected life in years	5-10 years	10 years
Expected volatility	115.5%	117.9%

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

6. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(1,052,723)	$(632,647)
Weighted average of common shares outstanding	13,537,743	10,696,494
Basic net earnings (loss) per share	$(0.08)	$(0.06)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(1,052,723)	$(632,647)
Weighted average of common shares outstanding	13,537,743	10,696,494
Stock options (1)	—	—
Stock warrants (2)	—	—
Convertible debt (3)	—	—
Diluted weighted average common shares outstanding	13,537,743	10,696,494
Diluted net income (loss) per share	$(0.08)	$(0.06)

(1)	For the three months ended March 31, 2013 and 2012, there were common stock equivalents attributable to outstanding stock options of 1,335,000 and 1,050,000, respectively. The stock options are anti-dilutive for the three months ended March 31, 2013 and 2012 and therefore, have been excluded from diluted earnings (loss) per share.

(2)	For the three months ended March 31, 2013 and 2012, there were common stock equivalents attributable to warrants of 4,212,184 and 1,431,287, respectively. The warrants are anti-dilutive for the three months ended March 31, 2013 and 2012 and therefore, have been excluded from diluted earnings (loss) per share.

(3)	For the three months ended March 31, 2013 and 2012, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 8,194,413 and 650,697, respectively. The conversion shares are anti-dilutive for the three months ended March 31, 2013, and 2012, and therefore, have been excluded from diluted earnings (loss) per share.

7. SUBSEQUENT EVENTS

During the period from April 1, 2013 to May 14, 2013, the Company issued $65,000 in connection with the continuation of private placement offerings of convertible promissory notes (Tranche C) to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the 2nd anniversary of its issuance date and is junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of the notes’ maturity, a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter. Also, if the Company sells an aggregate of $2,000,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing, or $0.25 per share.

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

Through March 31, 2013, we have signed contracts with customers which have or will result in revenue totaling $157,740. Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $9,919,977 and anticipate incurring additional losses while we ramp up our sales and marketing efforts. We expect to spend significant resources over the next several years to secure new customers, develop strategic partnerships, and to fund future research and development. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.

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

In March 2013, we hired three sales employees, and we plan to continue to sell primarily through an inside sales organization as it minimizes our cost of sales and allows centralized control for customizing and delivering unique marketing programs.

As of March 31, 2013, the OnPoint product was being used by 50 hospitals and imaging centers in 20 states, with approximately 90 scanners sending images to the OnPoint cloud. We are developing strategic partnerships to assist with the sales and marketing of our products. We have successfully completed pilots with two significant partnerships. Additional capital will be required to fully-engage with these partners and execute the agreed upon next steps.

We intend to develop additional models for MRI as well as quality control systems for other modalities (Computed Tomography, or CT, Mammography, Ultrasound and others), all of which have similar accreditation requirements and quality control challenges.

Financings

During the three months ended March 31, 2013, we issued $272,500 in convertible promissory notes. $97,500 of these notes have a three year term, and $175,000 have a two year term. These notes accrue interest at a rate of 6% per annum and are convertible into common stock at $0.25 per share. Interest is due at maturity. These notes will mature on various dates in 2015 and 2016. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 272,500 shares of our common stock. These warrants have an exercise price of $1.25 per share.

Results of Operations

Three months ended March 31, 2013 compared to March 31, 2012

Revenue and Costs of Revenue

For the three months ended March 31, 2013 and 2012, we recognized revenue of $13,363 and $11,873, respectively, on contracts, which have terms of 12 to 36 months. Costs of revenue for the quarter ended March 31, 2013 and 2012 of $68,437 and $57,106, respectively. Costs of revenues for the three months ended March 31, 2013 consisted of employee compensation allocated to revenue generating efforts of $25,039; $25,000 of royalty payments due to Mayo; and software amortization expense of $18,398. The increase in revenue resulted from an increase in new and renewed software contracts. The increase in costs of revenues in the current three-month period compared to the prior year comparable period resulted primarily from a $12,500 increase in royalty expense due to Mayo.

Operating Expenses

Our general and administrative expenses consist primarily of compensation paid to employees and related benefit expenses for business development, financial, legal and other administrative functions. In addition, we incur external costs for professional fees for legal, patent and accounting services. We expect that our general and administrative expenses, both internal and external, will increase as we continue with our increased sales and marketing efforts.

Research and Development Expenses.  Our research and development expenses were $106,781 for the three months ended March 31, 2013 and $94,641 for the three months ended March 31, 2012. The Company had previously capitalized research and development costs related to the development of the Company’s software product after technological feasibility was proven. Our current research and development efforts are focused on improving our initial design and platform and developing a streamlined version thereon, called OnPoint Express and these costs are being expensed as incurred.

Selling, General and Administrative Expenses.  Our general and administrative expenses were $483,535 for the three months ended March 31, 2013 compared to $360,261 for the three months ended March 31, 2012. Consulting expense increased by $106,300 in the current three month period over the comparable prior year period, primarily due to the addition of our Chief Revenue Officer, who was paid $58,600 in consulting fees during the quarter. Stock option expense increased from $49,569 during the three months ended March 31, 2012 to $129,706 in the current quarter as stock options issued in the current quarter and previously became vested and were expensed.

Interest Expense.  Interest expense was $407,333 for the three months ended March 31, 2013 compared to $132,515 for the three months ended March 31, 2012. Increases are primarily attributable to increases in amortization of both warrant and beneficial conversion feature discounts and deferred debt financing costs.

Components of interest expense consisted of the following for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31,
	2013	2012
Components of interest expense:
Accrued interest on all debt	$29,294	$17,472
Amortization of warrant and beneficial conversion feature discount on
convertible notes and long-term promissory notes	275,261	29,350
Amortization of deferred debt financing costs	95,702	13,892
Interest charge recognized on warrant derivative liability	—	71,801
Other interest expense	7,076	—
	$407,333	$132,515

Liquidity and Capital Resources

Summary

At March 31 2013, we had cash of $223,118 and negative working capital of $322,691. For calendar year 2012, we have funded substantially all of our operations and capital expenditures through private placements of convertible notes totaling $2,022,800, and have raised $272,500 of additional convertible debt funding for the three months ended March 31, 2013. Based on our current operating plan, the Company has enough funds for operations to July 31, 2013.

Operating Cash Flows

Operating activities used $557,856 and $344,369 of cash during the three months ended March 31, 2013 and 2012, respectively; an increase of $213,487. We recorded a net loss of $1,052,723, which included non-cash adjustments of $520,592 and a net change to operating assets and liabilities of ($25,725) during the current quarter; compared to a net loss of $632,647, which included non-cash operating adjustments of $192,007 and a net change to operating assets and liabilities of $96,271 during the three months ended March 31, 2012. Significant increases in cash operating expenses included: (1) increased consulting expense of $106,300, and (2) increased legal and accounting expense of $45,029.

Investing Cash Flows

We used $6,829 of cash in investing activities during the three months ended March 31, 2013, compared to investing activities providing $25,299 of cash during the comparable prior year period. We purchased $6,829 of property and equipment during the quarter ended March 31, 2013.

Financing Cash Flows

Financing activities provided $237,400 and $177,291 of cash during the three months ended March 31, 2013 and 2012, respectively. Financing activities consisted of proceeds of convertible debt issuances of $272,500 and $216,000, less cash paid for debt financing costs of $35,100 and $38,709 during the three months ended March 31, 2013 and 2012, respectively.

Convertible Debt Conversions, Maturities and Related Payment Obligations

The outstanding convertible notes issued in the first 2012 convertible debt issuance (Tranche A) totaling $406,000 mature in August 2013, and interest is payable quarterly. At the option of the Company, these notes can be extended until February 2014. The principal and accrued interest on the outstanding notes issued in the second 2012 and 2013 convertible debt offerings (Tranches B and C) totaling $1,590,500 are payable at maturity in August 2015 through March 2016.

On February 1, 2013, one $25,000 convertible note was converted to 100,000 shares of common stock.

Royalty Payment Obligations

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $100,000 per year to Mayo for the year ended December 31, 2012, and each year thereafter. As of March 31, 2013, we have accrued $175,000 of such royalty payments. All 2011 and 2012 payments are past due and we currently have a verbal agreement to make all payments when funding and cash flows allow. The Company currently has a verbal agreement to make monthly payments of $15,000 from April 2013 through October 2013, and monthly payments of $25,000 in November and December 2013 to Mayo on the Company’s outstanding balance due. Interest on the unpaid balance began accruing on April 1, 2013, at a rate of Prime plus 2.0%, or 5.25% per annum. Accrued interest is due and payable in January 2014.

Funding Ongoing Operations

We continue to expend significant cash resources to our expand our sales and marketing efforts and ongoing research and development activities. We expect that expenditures in connection these activities will require additional funding to achieve our strategic and operational objectives.

In order to fully launch the sales and marketing efforts to penetrate the marketplace with our product, to fully fund ongoing research and development efforts, and build our internal operations, we are seeking to raise additional capital during the remainder of 2013. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. We require operating capital from external sources such as strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt to sustain the business as we continue to increase our sales and marketing efforts and continue to secure new customers. We cannot assure you that any such capital raising transaction will be available to us as needed, or on favorable terms. We are subject to those risks associated with any software company. In addition, we operate in an environment of rapid technological change and we are largely dependent on the services of our employees and consultants. We cannot assure you that future development projects will be successful, that future products will be commercially viable, or that we will be able to attract and retain the necessary employees and consultants to complete development and commercialize additional products.

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

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the quarter ended March 31, 2013, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three month period ended March 31, 2013, the Company has accrued $25,000 of royalty payments. The total accrual for unpaid royalties was $175,000 at March 31, 2013.

Revenue Recognition

The Company is a development stage company and has not generated significant revenue since inception (February 1, 2009). Software subscription revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement. Revenue is then recognized monthly on a straight-line basis over the life of the subscription agreement, which is typically 12 to 36 months.

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

We have recorded a full valuation allowance against our deferred tax assets at March 31, 2013 and December 31, 2012.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2013. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our audited financial statements for the year ended December 31, 2012, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no significant revenues and have incurred cumulative net losses of $9,919,977 through March 31, 2013. As a result, our independent registered public accounting firm in their audit report on our 2012 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given general economic uncertainties, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

We are seeking to raise additional capital in 2013 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a corporate collaboration or undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund our operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

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

At March 31, 2013, we had cash and cash equivalents of $223,118 and negative working capital of $322,691. Through March 31, 2013, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities totaling $4,962,800. Based on our operating plan, the Company has enough funds for operations through July 31, 2013.

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

Our ability to successfully offer products and implement our business plan in the market requires an effective planning and management process. We are in the process of expanding our operations, and we intend to increase our headcount substantially. Expanding our operations and experiencing rapid growth will place a significant strain on our management systems, infrastructure and resources. To manage anticipated growth, we will need to develop and improve our operational, financial, accounting and other internal systems. In addition, our future success will depend in large part upon our ability to recruit, train, motivate and retain managers and other employees and maintain product quality. If we are unable to manage anticipated growth effectively, it could have a material adverse effect on the quality of our products and our business, financial condition, and results of operations.

We depend on key personnel and will need to attract and retain additional personnel.

Our success will depend in large part upon the key personnel we intend to hire. At this time, we have our Chief Executive Officer, William Cavanaugh, our Interim Chief Financial Officer, Jim Marolt, our Chief Revenue Officer, Ken Roos, our Chief Technology Officer, Chris Hafey, and our Director of Product Management, Brian Diaz, in place as part of our management team. We intend to recruit other key members of the management team. If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

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

As of March 31, 2013, we have 8,194,413 shares of common stock issuable upon conversion of our convertible promissory notes (at an assumed conversion price of $0.25 to $0.70 per share), 4,212,184 shares of common stock issuable upon exercise of outstanding warrants and 1,335,000 shares of common stock issuable upon exercise of outstanding options. In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of March 31, 2013, our officers and directors beneficially owned approximately 25.7% of our outstanding common stock (assuming none of our remaining notes are converted). Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Long-Term Debt Financing

During the period from January 1, 2013 to March 31, 2013, the Company issued $272,500 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. $97,500 (Tranche B) of the notes will mature on the third anniversary of its issuance date, and $175,000 (Tranche C) will mature on the second anniversary of its issuance date. These notes are junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of the maturity of the Notes (Tranche C only), a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter (Tranches B and C). Also, if the Company sells an aggregate of $2,500,000 (Tranche B) or $2,000,000 (Tranche C) of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share.

In connection with the note issuance, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (272,500 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date.

In connection with the note issuance, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes. As of March 31, 2013, 711,116 of such warrant shares have been reflected as outstanding. During the three months ended March 31, 2013, the aforementioned cash fees and commissions, totaling $35,425 and the fair value of the warrants issued of $99,071, are recorded as deferred financing costs and amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

The net proceeds of the offering shall be used (i) to support the development and commercialization of MRI quality assurance software technologies; (ii) to support the development and commercialization of quality assurance software technologies for additional diagnostic modalities; and (iii) for general corporate purposes

The warrants and convertible debt instruments were issued, pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company relied on the following facts in making such exemption available: (i) the offer and sale of these securities was made to 54 accredited investors and therefore did not exceed the maximum purchaser limitation or violate the general solicitation rules; and (ii) all of the securities have the status of securities acquired in a transaction under Section 4(2) of the Securities Act and cannot be resold without registration or an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Nos.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Vertical Health Solutions, Inc. for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL (Extensible Business Report Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: May 14, 2013	Vertical Health Solutions
By: /s/ William T. Cavanaugh
William T. Cavanaugh President and Chief Executive Officer

Date: May 14, 2013	Vertical Health Solutions
By: /s/ James P. Marolt
James P. Marolt Interim Chief Financial Officer

