Form 10-Q
period 2013-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2013-08-14
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 13,978,146 shares of the registrant’s common stock par value $0.001 per share outstanding as of August 14, 2013.

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited):
	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3
	Consolidated Statements of Operations for the Three and Six Months Ended June
	30, 2013 and 2012 and the period from inception (February 1, 2009) to June 30, 2013	4
	Consolidated Statements of Cash Flows for the Six Months Ended June
	31, 2013 and 2012 and the period from inception (February 1, 2009) to June 30, 2013	5
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23

PART II:	OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3	Defaults Upon Senior Securities	30
Item 4	Mine Safety Disclosures	30
Item 5	Other Information	30
Item 6	Exhibits	31
	Signatures	32

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$64,609	$550,403
Accounts receivable	6,726	9,408
Prepaid expenses and other current assets	10,259	24,533
Total current assets	81,594	584,344

Property and equipment, net	6,545	2,826
Software development costs, net	239,171	275,967
Deferred financing costs, net	633,912	625,838

Total assets	$961,222	$1,488,975

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$106,770	$156,709
Short-term convertible notes payable, net of discounts ($116,948
and $16,948 face value at June 30, 2013 and December 31, 2012)	23,892	16,948
Accrued interest payable	8,587	16,799
Accrued payroll and benefits	9,860	71,732
Accrued royalties-related party	200,000	150,000
Deferred revenue	31,661	29,320
Current maturities of long-term convertible debt, net of discounts
($406,000 face value at June 30, 2013 and December 31, 2012)	331,812	73,581
Total current liabilities	712,582	515,089

Long-term accrued interest payable	60,582	—
Long-term convertible debt, net of current maturities and discounts	350,129	92,212
Total long-term liabilities	410,771	92,212

Total liabilities	1,123,293	607,301

Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares
authorized; 13,978,146 and 13,473,299 issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	13,978	13,473
Additional paid in capital	10,782,432	9,735,455
Deficit accumulated during the development stage	(10,958,481)	(8,867,254)

Total stockholders' equity (deficit)	(162,071)	881,674

Total liabilities and stockholders' equity (deficit)	$961,222	$1,488,975

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from Inception (February 1, 2009) to June 30, 2013

Revenues	$16,083	$53,666	$29,446	$65,539	$105,629
Costs of revenues	65,775	71,378	134,212	91,578	422,459
Gross loss	(49,692)	(17,712)	(104,766)	(26,039)	(316,830)

Operating expenses:
Research and development	75,324	27,095	182,105	131,911	880,178
Selling, general and administrative	369,322	412,359	852,857	799,351	5,392,083
Investor relations expense	—	—	—	—	819,118
Merger related costs	—	—	—	—	347,312

Total operating expenses	444,646	439,454	1,034,962	931,262	7,438,691

Loss from operations	(494,338)	(457,166)	(1,139,728)	(957,301)	(7,755,521)

Other income (expense):
Interest income	—	4	—	7	674
Interest expense	(544,166)	(182,237)	(951,499)	(314,752)	(2,243,737)
Beneficial conversion expense	—	—	—	—	(809,533)
Loss on debt extinguishment	—	—	—	—	(171,548)
Gain on fair value adjustment
of warrant derivative liability	—	1,129	—	1,129	203

Total other income (expense)	(544,166)	(181,104)	(951,499)	(313,616)	(3,223,941)

Net loss before income taxes	(1,038,504)	(638,270)	(2,091,227)	(1,270,917)	(10,979,462)

Income tax benefit	—	18,900	—	18,900	20,981

Net loss and comprehensive loss	$(1,038,504)	$(619,370)	$(2,091,227)	$(1,252,017)	$(10,958,481)

Net loss per common share -
basic and diluted	$(0.07)	$(0.06)	$(0.15)	$(0.12)

Weighted average common shares
outstanding - basic	13,877,927	10,837,999	13,708,775	10,767,247

Weighted average common shares
outstanding - diluted	13,877,927	10,837,999	13,708,775	10,767,247

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended Ju	Six Months Ended	Period from Inception (February 1, 2009) to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash flows used in operating activities:
Net loss	$(2,091,227)	$(1,252,017)	$(10,958,481)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization of assets	274,647	86,686	915,955
Amortization of debt discount	648,092	108,989	1,194,805
Stock-based compensation	197,505	172,606	2,146,779
Non-cash merger related costs	—	—	42,828
Interest expense for warrant liability derivative
recorded in excess of discounted debt	—	133,966	133,966
Beneficial conversion expense	—	—	809,533
Loss on debt extinguishment	—	—	171,548
Gain on fair value adjustment of warrant derivative
liability	—	(1,129)	(203)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,682	(52,112)	(6,726)
(Increase) decrease in prepaid expenses and
other current assets	14,274	3,598	(10,259)
Increase (decrease) in accounts payable	(49,939)	(14,525)	57,082
Increase in accrued interest	53,582	39,483	201,520
Increase (decrease) in accrued payroll and
benefits	(61,872)	(2,093)	3,263
Increase in accrued royalties-related party	50,000	50,000	200,000
Increase in deferred revenue	2,341	9,558	31,661
Increase in accrued other expenses	—	14,400	—
Increase (decrease) in accounts payable-related
parties	—	—	966,294

Net cash used in operating activities	(959,915)	(702,590)	(4,100,435)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	—	25,299	—
Capitalized software development costs	—	—	(367,956)
Purchase of property and equipment	(6,829)	—	(19,279)
Cash received from VHS merger	—	—	1,145
Net cash provided by (used in) investing
activities	(6,829)	25,299	(386,090)

Cash flows provided by financing activities:
Proceeds from issuance of short-term convertible debt	100,000	—	100,000
Proceeds from issuance of long-term convertible debt	437,500	406,000	3,584,000
Debt financing costs	(56,550)	(46,709)	(445,244)
Proceeds from issuance of promissory notes	—	—	265,000
Proceeds from exercise of stock warrants	—	—	6,714
Proceeds from sale of common stock and warrants,
net of issuance costs	—	180,150	1,040,664

Net cash provided by financing activities	480,950	539,441	4,551,134

Increase (decrease) in cash	(485,794)	(137,850)	64,609

Cash:
Beginning of period	550,403	168,780	—

End of period	$64,609	$30,930	$64,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,009	$—	$31,931

Non-cash investing and financing activities:

Accounts payable - related parties incurred for the
purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by
forgiveness of debt and issuance of
common stock	$—	$—	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$186,265	$—	$833,844
Accrued interest converted to common stock	$1,212	$39,189	$132,351
Debt converted to common stock	$125,000	$32,500	$1,787,500
Increase in accounts payable, accrued expenses and
short-term convertible debt for liabilities assumed
in reverse merger	$—	$—	$43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$—	$—	$157,128
Increase in debt discounts on convertible
notes by issuing stock warrants	$272,523	$—	$1,081,965
Increase in debt discounts on long-term convertible
notes by issuing warrant liability derivatives	$—	$406,000	$406,000
Increase in accounts payable for deferred financing
costs	$—	$—	$29,260
Increase in accounts payable for stock issuance costs	—	$16,488	$—
Warrant derivative liability reclassified to equity	$—	$406,118	$539,763
Increase in debt discounts in connection with
beneficial conversion feature on
convertible notes	$264,977	$—	$1,184,535

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

The on-going operations of the Company are that of OnPoint. OnPoint provides a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has not yet generated significant revenue and is considered a development stage company as of June 30, 2013.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, we incurred a net loss of $4,595,984. For the six months ended June 30, 2013, we incurred a net loss of $2,091,227. At June 30, 2013, we have cash of $64,609, an accumulated deficit of $10,958,481 and negative working capital of $630,988. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the first six months of 2013, we issued convertible debt of $537,500. These funds are expected to last us through September 2013 at which time future private placements of equity capital or debt financing will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations. These conditions, as well as the general financial condition of the Company raise substantial doubt as to the Company’s ability to continue as a going concern.

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

As of June 30, 2013 and December 31, 2012, management has deemed all accounts receivable to be fully collectible and has not recorded a reserve for doubtful accounts. If circumstances change, the Company’s estimates of the collectability of amounts due could be reduced and such reductions could be material.

Software Development Costs

The Company applies ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, in review of certain systems projects. These system projects relate to software we do not intend to sell as a license, but will be used in our hosted SaaS model. In this review, all costs incurred during the preliminary project stage are expensed as incurred which include research and development expenses. Once the project has been committed to and it is probable that the project will meet functional requirements, qualifying costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to six years. Amortization commences when the software is available for its intended use. During the three and six months ended June 30, 2013 and 2012, the Company did not capitalize any software development costs.  The Company’s current software platform was available for customer use as of September 30, 2011 and is being amortized over a five year period.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the Company’s issuance of convertible notes and promissory notes. Amortization of these costs is provided on the effective-interest method over the term of the related debt.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments due for the underlying technology embedded in the Company’s software based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the three and six months ended June 30, 2013 and 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three and six month periods ended June 30, 2013 and 2012, the Company accrued and expensed $25,000 and $37,500, and $50,000 and $50,000, respectively. Accrued royalties aggregated $200,000 and $150,000 at June 30, 2013 and December 31, 2012, respectively.

Revenue Recognition

The Company is a development stage company and has not generated significant revenue since inception (February 1, 2009) . Revenue under existing SaaS contracts is recorded as deferred revenue upon execution of a software subscription agreement and receipt of payment. Revenue is then recognized on a straight-line basis over the life of the subscription agreement, which is typically 12 to 36 months. In addition, software project revenue is recognized as services are performed. All customer contracts are reviewed for the existence of multiple element arrangements. If multiple elements were to exist, the value of the revenues associated with the customer contract would be allocated to each element, and recognized accordingly.

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

For the three and six months ended June 30, 2013 and 2012, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at June 30, 2013 and December 31, 2012. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses. The Company’s remaining open tax years subject to examination include 2009, 2010, 2011 and 2012.

The Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2013 and December 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and debt. The Company is required to estimate the fair value of all financial instruments at the balance sheet date based on relevant market information. The Company considers the carrying values of its cash, accounts receivable and accounts payable to approximate fair values due to their short-term nature. At June 30, 2013 and December 31, 2012, it was deemed impracticable to estimate the fair value of the Company’s debt, as quoted market prices are not available, a valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of debt held by the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three and six months ended June 30, 2013 and 2012, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended June 30, 2013 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Reclassifications

Certain items previously reported were reclassified for consistency with the current presentation. These reclassifications had no effect on net loss and comprehensive loss as previously reported.

3. RELATED PARTIES

At June 30, 2013 and December 31, 2012, the Company had $200,000 and $150,000, respectively of accrued royalties due to a related party (minority shareholder) which included the minimum royalty license fees for 2012 and 2011 that are due to the Mayo Foundation for Medical Education and Research and a portion of the 2013 minimum royalty license fee. The 2012 and 2011 fees of $150,000 were past due and unpaid at June 30, 2013. The Company has since negotiated revised payment terms with Mayo on the Company’s outstanding balance due for 2011 and 2012 royalty payments. Interest to be paid on the $150,000 outstanding balance related to 2011 and 2012 royalty payments is calculated based on Prime plus 2.00%, or 5.25% per annum. The revised payment terms require monthly payments beginning in August 2013 such that $150,000 of the balance due will be paid by December 31, 2013, and interest thereon to be paid by January 31, 2013.

At June 30, 2013 and December 31, 2012, accrued interest payable on outstanding debt held by board members was $5,318 and $0, respectively. Interest expense on the related party debt for the three and six months ended June 30, 2013 and 2012 was $3,099 and $5,318, and $13,213 and $26,425, respectively.

At June 30, 2013 and December 31, 2012, there were unpaid consulting fees of $10,465 and $19,500, respectively, which are due to the Company’s contract CFO. During the three and six months ended June 30, 2013, the Company incurred $10,465 and $37,180, respectively, in consulting fees from the Company’s contract CFO. During both of the three and six months ended June 30, 2012, the Company incurred consulting fees of $12,545.

4. CONVERTIBLE PROMISSORY NOTES

Short-term Convertible Debt

2011 Short-term Convertible Debt

At June 30, 2013 and December 31, 2012, the Company had $16,948 in convertible short-term notes which accrue interest at 0.21% per annum, and are due on demand. Principal and accrued interest is convertible into common stock using a conversion price of 80% of the fair value of the common stock.

2013 Short-term Convertible Debt Issuance (Tranche D)

In June 2013, the Company issued $100,000 in convertible notes in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 12% per annum and such interest is payable at maturity. Each note will mature on the six month anniversary of its issuance date and is junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.125 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.125 per share, upon the earlier of the notes’ maturity or a change of control of the Company. Also, if the Company sells an aggregate of $2,000,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.125 per share. This feature has been determined to not meet the criteria for being a derivative.

In connection with the note issuances, the Company granted each note holder warrants to purchase a number of shares of common stock equal to the advance amount (100,000 in total). The warrants have an exercise price of $0.50 per share and have a 10 year term from their respective note issuance date. Upon issuance, the relative fair value of the 100,000 warrants related to the $100,000 in convertible debt was estimated to be $45,489. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $54,511 resulted from a conversion price of $0.125 while the estimated fair value of the common stock was $0.83 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

In connection with the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of $100,000 of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of June 30, 2013, 84,800 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $13,000 and the fair value of the warrants issued of $32,738, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

Long-term Convertible Debt

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

Upon issuance to the lenders, the fair value of the 609,000 warrants related to the $406,000 in convertible debt was estimated to be $539,966, utilizing a Black-Scholes pricing model and was recorded as a warrant derivative liability on the consolidated balance sheet. The fair value of the warrants exceeded the corresponding $406,000 of debt by $133,966 which was recorded immediately to interest expense. The debt discount is being amortized over the life of the corresponding convertible promissory notes.

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

Second 2012 Convertible Debt Issuance (Tranche B)

During the period from August 10, 2012 to March 4, 2013, the Company issued $1,490,500 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the 3rd anniversary of its issuance date and is junior to Tranche A debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter. Also, if the Company sells an aggregate of $2,500,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share. This feature has been determined to not meet the criteria for being a derivative.

In connection with the note issuances, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (1,490,500 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date. Upon issuance, the relative fair value of the 1,490,500 warrants related to the $1,490,500 in convertible debt was estimated to be $862,703. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $627,797 resulted from a conversion price of $0.25 while the estimated fair value of the common stock ranged from $1.23 to $0.88 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

In connection with the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of June 30, 2013 and December 31, 2012, 632,716 and 586,696, respectively, of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $174,265, the fair value of the warrants issued of $585,886 and $3,000 of related legal costs, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

On February 1, 2013, one $25,000 convertible note was converted to 100,000 shares of common stock. On June 5, 2013, one $25,000 convertible note was converted to 100,000 shares of common stock. An additional 4,847 shares were issued as payment of $1,212 of accrued interest payable related to this note.

First 2013 Convertible Debt Issuance (Tranche C)

During the period from March 4, 2013 to May 20, 2013, the Company issued $340,000 in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 6% per annum and such interest is payable at maturity. Each note will mature on the 2nd anniversary of its issuance date and is junior to Tranche A and B debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share, upon the earlier of the notes’ maturity, a change of control of the Company or the Company earning $500,000 or more in gross revenue during any fiscal quarter. Also, if the Company sells an aggregate of $2,000,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share. This feature has been determined to not meet the criteria for being a derivative.

In connection with the note issuances, the Company granted each note holder warrants to purchase a number of shares of common stock equal to the advance amount (340,000 in total). The warrants have an exercise price of $1.25 per share and have a 10 year term from their respective note issuance date. Upon issuance, the relative fair value of the 340,000 warrants related to the $340,000 in convertible debt was estimated to be $173,773. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $166,227 resulted from a conversion price of $0.25 while the estimated fair value of the common stock was $0.76 to $0.88 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

In connection with the note issuances, the Company paid investment banking fees of 13% on $240,000 of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of June 30, 2013, 107,520 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $31,200 and the fair value of the warrants issued of $84,904, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

The following is a summary of the convertible notes:

Short-term Convertible Notes:

	2011 Debt	Tranche D	Total Short-term Debt

Balance at December 31, 2011 (face value of $16,948)	$16,948	$—	$16,948

Balance at December 31, 2012 (face value of $16,948)	$16,948	$—	$16,948

Face value of notes issued	—	100,000	100,000
Less: value assigned to warrants as debt discount	—	(45,489)	(45,489)
Less: debt discount from beneficial conversion feature	—	(54,511)	(54,511)
Net value at issuance	16,948	—	16,948
Plus: accretion of debt discount for the six months ended June 30, 2013	—	6,944	6,944
Less: conversion to equity	—	—	—
Balance at June 30, 2013, net (face value of $116,948)	$16,948	$6,944	$23,892

 Long-term Convertible Notes:

	Tranche A	Tranche B	Tranche C	Total Long-term Debt
Balance at December 31, 2011	$—	$—	$—	$—
Face value of notes issued	406,000	1,393,000	—	1,799,000
Less: value assigned to warrants as debt discount	(406,000)	(809,442)	—	(1,215,442)
Less: debt discount from beneficial conversion
feature	—	(583,558)	—	(583,558)
Net value at issuance	—	—	—	—
Plus: accretion of debt discount for the year
ended December 31, 2012	247,373	142,212	—	389,585
Plus: loss on debt extinguishment due to change
in terms	162,208	—	—	162,208
Less: beneficial conversion feature due to change
in terms	(306,000)	—	—	(306,000)
Less: debt discount from resolution of contingent
conversion price adjustment	(30,000)	—	—	(30,000)
Less: conversion to equity	—	(50,000)	—	(50,000)
Balance at December 31, 2012, net (face value
$1,749,000)	73,581	92,212	—	165,793

Face value of notes issued	—	97,500	340,000	437,500
Less: value assigned to warrants as debt discount	—	(53,261)	(173,773)	(227,034)
Less: debt discount from beneficial conversion
feature	—	(44,239)	(166,227)	(210,466)
Net value at issuance	—	—	—	—
Plus: accretion of debt discount	258,231	276,473	106,444	641,148
Less: conversion to equity	—	(50,000)	(75,000)	(125,000)
Balance June 30, 2013 (face
value $2,061,500)	331,812	318,685	31,444	681,941
Current maturities at June 30, 2013
(total face value $406,000)	(331,812)	—	—	(331,812)
Long-term portion (face value $1,655,500)	$—	$318,685	$31,444	$350,129

Related Party Convertible Notes

As of June 30, 2013 and December 31, 2012, convertible promissory notes outstanding, described above, that are held by related parties aggregated $300,000 and $150,000, respectively.

5. STOCKHOLDERS’ EQUITY

Common Stock Issuances & Redemptions

During the six months ended June 30, 2013, the Company issued 404,847 shares of unregistered common stock upon conversion of $100,000 of convertible promissory notes and related accrued interest payable of $1,212.

Stock Purchase Warrant Grants

For warrants granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

During the six months ended June 30, 2013, the Company issued the following stock warrants:

1)	In connection with convertible debt issuances (Tranches C and D) during the three months ended June 30, 2013, a total of 265,000 stock warrants were issued to investors. 165,000 of the warrants have an exercise price of $1.25 per share and a ten year term (Tranche C), and 100,000 warrants have an exercise price of $0.50 and a ten year term (Tranche D).

2)	In connection with the convertible note issuance (Tranche C and D) during the three months ended June 30, 2013, 113,920 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was estimated to be $54,018, and was recorded as deferred financing costs.

3)	In connection with convertible debt issuances (Tranches B and C) during the three months ended March 31, 2013, a total of 272,500 stock warrants were issued to investors with an exercise price of $1.25 per share and a ten year term.

4)	In connection with the convertible note issuances (Tranches B and C) during the three months ended March 31, 2013, 124,420 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was determined to be $99,071, and was recorded as deferred financing costs.

The weighted average fair value for all warrants issued during the six months ended June 30, 2013 was $0.78.

The following table summarizes information about the Company’s outstanding warrants as of June 30, 2013:

			Weighted
		Weighted	Remaining
		Average Exercise	Contractual
	Stock Warrants	Price	Life (years)
Balance outstanding at December 31, 2012	3,815,264	$1.07	7.47

Granted	775,840	0.85	8.79
Exercised	—	—	—
Forfeited/cancelled	—	—
Balance outstanding at June 30, 2013	4,591,104	$1.03	7.26

Stock Option Grants

In 2011, the Company adopted the Omnibus Incentive Compensation Plan, or 2011 Stock Plan, which authorizes the issuance or transfer of up to 1,600,000 shares of common stock. Pursuant to the 2011 Stock Plan, the share reserve will automatically increase on the first trading day in January each calendar year, by an amount equal to the lesser of 20% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year or 1,000,000 shares. At June 30, 2013, there are 3,600,000 shares reserved under the 2011 Stock Plan.

The 2011 Stock Plan allows for the issuance of incentive and non-qualified stock options and other stock-based awards. Generally stock options are exercisable for a term and price as determined by the board of directors, not to exceed a ten year term. Incentive stock options granted to an employee holding more than 10% of the total combined voting may not exceed a 5 year term.

During the six months ended June 30, 2013 and 2012, the Company granted 225,000 and 80,000 stock options respectively, which included options issued to Company officers (50,000 and -0-, respectively) and board members (80,000 and 80,000, respectively). For the three and six months ended June 30, 2013 and 2012, total stock-option compensation expense was $67,799 and $123,037, and $197,505 and $172,606 respectively. The remaining unrecognized stock compensation expense at June 30, 2013 totals $245,028 and is expected to be recognized over the next 3.5 years.

The following table summarizes information about the Company’s outstanding stock options:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	1,130,000	$1.00	7.61	$—
Granted	225,000	0.87	9.59	—
Exercised	—	—	—	—
Forfeited/cancelled	—	—	—	—

Balance at June 30, 2013	1,355,000	$0.98	7.53	$—

Exercisable at June 30, 2013	993,750	$0.98	7.40	$—

The assumptions used to value option and warrant grants during the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Estimated per share fair value of stock	$0.76 - $0.88	$0.95
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.80% - 2.06%	0.83% - 1.90%
Expected life in years	5-10 years	10 years
Expected volatility	115.5% - 115.6%	117.9%

6. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(1,038,504)	$(619,370)	$(2,091,227)	$(1,252,017)
Weighted average of common shares outstanding	13,877,927	10,837,999	13,708,775	10,767,247
Basic net earnings (loss) per share	$(0.07)	$(0.06)	$(0.15)	$(0.12)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(1,038,504)	$(619,370)	$(2,091,227)	$(1,252,017)
Weighted average of common shares outstanding	13,877,927	10,837,999	13,708,775	10,767,247
Stock options (1)	—	—	—	—
Stock warrants (2)	—	—	—	—
Convertible debt (3)	—	—	—	—
Diluted weighted average common shares outstanding	13,877,927	10,837,999	13,708,775	10,767,247
Diluted net income (loss) per share	$(0.07)	$(0.06)	$(0.15)	$(0.12)

(1)	For the three and six months ended June 30, 2013 and 2012, there were common stock equivalents attributable to outstanding stock options of 1,355,000 and 1,130,000, respectively. The stock options are anti-dilutive for the three and six months ended June 30, 2013 and 2012 and therefore, have been excluded from diluted earnings (loss) per share.

(2)	For the three and six months ended June 30, 2013 and 2012, there were common stock equivalents attributable to warrants of 4,591,104 and 1,835,567, respectively. The warrants are anti-dilutive for the three and six months ended June 30, 2013 and 2012 and therefore, have been excluded from diluted earnings (loss) per share.

(3)	For the three and six months ended June 30, 2013 and 2012, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 9,349,808 and 857,107, respectively. The conversion shares are anti-dilutive for the three and six months ended June 30, 2013, and 2012, and therefore, have been excluded from diluted earnings (loss) per share.

7. SUBSEQUENT EVENTS

During the period from July 1, 2013 to August 14, 2013, the Company issued $50,000 in connection with the continuation of private placement offerings of convertible promissory notes (Tranche D) to certain accredited investors. The notes accrue interest at 12% per annum and such interest is payable at maturity. Each note will mature on the six month anniversary of its issuance date and is junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.125 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.125 per share, upon the earlier of the notes’ maturity or a change of control of the Company. Also, if the Company sells an aggregate of $2,000,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing, or $0.125 per share.

In connection with the note issuance, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount. The warrants have an exercise price of $0.50 per share and have a 10 year term from their respective note issuance date.

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

Through June 30, 2013, we have signed contracts with customers which have or will result in revenue totaling $185,220. Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $10,958,481 and anticipate incurring additional losses while we ramp up our sales and marketing efforts. We expect to spend significant resources over the next several years to secure new customers, develop strategic partnerships, and to fund future research and development. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.

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

We plan to continue to sell primarily through an inside sales organization and channel partners, as this approach minimizes our cost of sales and allows centralized control for customizing and delivering unique marketing programs.

As of June 30, 2013, the OnPoint product was being used by 52 hospitals and imaging centers in 20 states, with approximately 108 scanners sending images to the OnPoint cloud. We are developing strategic partnerships to assist with the sales and marketing of our products. We have successfully completed pilots with two significant partnerships. Additional capital will be required to fully-engage with these partners and execute the agreed upon next steps.

We intend to develop additional models for MRI as well as quality control systems for other modalities (Computed Tomography, or CT, Mammography, Ultrasound and others), all of which have similar accreditation requirements and quality control challenges.

Financings

During the six months ended June 30, 2013, we issued $537,500 in convertible promissory notes. $97,500 of these notes (Tranche B) has a 3-year term and $340,000 of these notes (Tranche C) has a two year term. Tranches B and C accrue interest at a rate of 6% per annum. $100,000 of these notes (Tranche D) has a six month term, and accrue interest at a rate of 12% per annum. These notes are convertible into common stock at $0.25 per share (Tranches B and C), and $0.125 per share (Tranche D). Interest is due at maturity. These notes will mature on various dates in 2013, 2015 and 2016. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 537,500 shares of our common stock. These warrants have an exercise price of $1.25 per share (Tranches B and C) and $0.50 per share (Tranche D).

Results of Operations

Three months ended June 30, 2013 compared to June 30, 2012

Revenue and Costs of Revenues

For the three months ended June 30, 2013 and 2012, we recognized revenue of $16,083 and $3,666, respectively, on SaaS contracts, which have terms of 12 to 36 months. For the three months ended June 30, 2012, we also recognized $50,000 in service contract revenue for services performed during the quarter. Costs of revenues for the quarter ended June 30, 2013 and 2012 was $65,775 and $71,378, respectively. Costs of revenues for the three months ended June 30, 2013 consisted of employee compensation allocated to revenue generating efforts of $22,377; $25,000 of royalty payments due to Mayo; and software amortization expense of $18,398. The increase in SaaS contract related revenue resulted from an increase in new and renewed software contracts. The decrease in costs of revenues in the current three-month period compared to the prior year comparable period resulted primarily from a decrease in royalty costs recognized during the quarter.

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

Research and Development Expenses.  Our research and development expenses were $75,324 for the three months ended June 30, 2013 and $27,095 for the three months ended June 30, 2012. The Company had previously capitalized research and development costs related to the development of the Company’s software product after technological feasibility was proven. Our current research and development efforts are focused on improving our initial design and platform and developing a streamlined version thereon, called OnPoint Express and these costs are being expensed as incurred.

Selling, General and Administrative Expenses.  Our general and administrative expenses were $369,322 for the three months ended June 30, 2013 compared to $412,359 for the three months ended June 30, 2012. Consulting expense increased in the current three month period over the comparable prior year period, primarily due to the addition of our Chief Revenue Officer, who was paid $37,500 in consulting fees during the quarter. Stock option expense decreased from $120,909 during the three months ended June 30, 2012 to $67,799 in the current quarter as stock options issued in the prior year period were issued and became vested upon issuance and were expensed in the prior year comparable period. Marketing expense decreased $17,460 for the three months ended June 30, 2013 compared to the comparable prior year period.

Interest Expense.  Interest expense was $544,166 for the three months ended June 30, 2013 compared to $182,237 for the three months ended June 30, 2012. Increases are primarily attributable to increases in amortization of both warrant and beneficial conversion feature discounts and deferred debt financing costs from additional debt issued over the past year.

Components of interest expense consisted of the following for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2013
Components of interest expense:
Accrued interest on all debt	$32,296	$22,010	$61,590	$39,484
Amortization of warrant and beneficial conversion feature
discount on convertible notes and long-term promissory notes	372,831	79,640	648,092	108,989
Amortization of deferred debt financing costs	139,039	18,422	234,741	32,314
Interest charge recognized on warrant derivative liability	—	62,165	—	133,965
Other interest expense	—	—	7,076	—
	$544,166	$182,237	$951,499	$314,752

Six months ended June 30, 2013 compared to June 30, 2012

Revenue and Costs of Revenues

For the six months ended June 30, 2013 and 2012, we recognized revenue of $29,446 and $5,539, respectively, on SaaS contracts, which have terms of 12 to 36 months. For the six months ended June 30, 2012, we also recognized $60,000 in service contract revenue for services performed during the quarter. Costs of revenues for the six months ended June 30, 2013 and 2012 was $134,212 and $91,579, respectively. Costs of revenues for the six months ended June 30, 2013 consisted of employee compensation allocated to revenue generating efforts of $46,216; $50,000 of royalty payments due to Mayo; and software amortization expense of $36,796. The increase in SaaS revenue resulted from an increase in new and renewed software contracts. The increase in costs of revenues in the current six-month period compared to the prior year comparable period resulted primarily from an increase in related employee compensation costs allocated to costs of revenues.

Operating Expenses

Research and Development Expenses.  Our research and development expenses were $182,105 for the six months ended June 30, 2013 and $131,911 for the six months ended June 30, 2012. The Company had previously capitalized research and development costs related to the development of the Company’s software product after technological feasibility was proven. Our current research and development efforts are focused on improving our initial design and platform and developing a streamlined version thereon, called OnPoint Express and these costs are being expensed as incurred.

Selling, General and Administrative Expenses.  Our general and administrative expenses were $852,857 for the six months ended June 30, 2013 compared to $799,351 for the six months ended June 30, 2012. The primary reasons for the overall increase were as follows: 1) consulting expense increased in the current six month period over the comparable prior year period, primarily due to the addition of our Chief Revenue Officer, who was paid $96,100 in consulting fees during the six months ended June 30, 2013, 2) stock option expense increased from $172,606 during the six months ended June 30, 2012 to $197,506 in the current six month period as stock options issued in the current year period were issued and became vested upon issuance and were expensed in the current year comparable period, and 3) marketing expense decreased $54,490 for the six months ended June 30, 2013 compared to the comparable prior year period.

Interest Expense.  Interest expense was $951,499 for the six months ended June 30, 2013 compared to $314,752 for the six months ended June 30, 2012. Increases are primarily attributable to increases in amortization of both warrant and beneficial conversion feature discounts and deferred debt financing costs from additional debt issued over the past year.

Liquidity and Capital Resources

Summary

At June 30 2013, we had cash of $64,609 and negative working capital of $630,988. For the six months ended June 30, 2013, we have funded substantially all of our operations and capital expenditures through private placements of convertible notes totaling $537,500. Based on our current operating plan, the Company has enough funds for operations to September 30, 2013.

Operating Cash Flows

Operating activities used $959,915 and $702,590 of cash during the six months ended June 30, 2013 and 2012, respectively; a decrease of $257,325. We recorded a net loss of $2,091,227, which included non-cash adjustments of $1,120,244 and a net change to operating assets and liabilities of $11,068 during the current quarter; compared to a net loss of $1,252,017, which included non-cash operating adjustments of $501,117 and a net change to operating assets and liabilities of $48,310 during the six months ended June 30, 2012. Significant increases in cash operating expenses included: (1) increased consulting expense of $167,050, and (2) increased legal and accounting expense of $48,935.

Investing Cash Flows

We used $6,829 of cash in investing activities during the six months ended June 30, 2013, compared to investing activities providing $25,299 of cash during the comparable prior year period. We purchased $6,829 of property and equipment during the six months ended June 30, 2013.

Financing Cash Flows

Financing activities provided $480,950 and $539,441 of cash during the six months ended June 30, 2013 and 2012, respectively. Financing activities consisted of proceeds of convertible debt issuances of $537,500 and $406,000, less cash paid for debt financing costs of $56,550 and $46,709 during the six months ended June 30, 2013 and 2012, respectively. Also, in 2012, the Company issued $180,150 in common stock compared to no stock being issued in 2013.

Convertible Debt Conversions, Maturities and Related Payment Obligations

The outstanding convertible notes issued in the first 2012 convertible debt issuance (Tranche A) totaling $406,000 mature in August 2013, and interest is payable quarterly. At the option of the Company, these notes can be extended until February 2014. The Company intends to exercise its option to extend the maturity these notes to February 2014. The principal and accrued interest on the outstanding notes issued in the second 2012 and 2013 convertible debt offerings (Tranches B and C) totaling $1,655,500 are payable at maturity in March 2015 through March 2016. The principal and accrued interest on the outstanding notes issued in June 2013 (Tranche D) totaling $100,000 are payable at maturity in December 2013.

During the three months ended June 30, 2013, three convertible notes totaling $100,000 were converted to 400,000 shares of common stock. In addition, $1,212 of accrued interest payable was converted to 4,847 shares of common stock in conjunction with one of these conversions.

Royalty Payment Obligations

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $100,000 per year to Mayo starting in 2012, and each year thereafter. As of June 30, 2013, we have accrued $200,000 of such royalty payments. At June 30, 2013, all 2011 and 2012 payments, totaling $150,000, were past due. However, we have since negotiated revised payment terms with Mayo on the Company’s outstanding balance due for 2011 and 2012 royalty payments. Interest to be paid on the $150,000 outstanding balance related to 2011 and 2012 royalty payments is calculated based on Prime plus 2.00%, or 5.25% per annum. The revised payment terms require monthly payments beginning in August 2013 such that $150,000 of the balance due will be paid by December 31, 2013, and interest thereon to be paid by January 31, 2013.

Funding Ongoing Operations

We continue to expend significant cash resources to expand our sales and marketing efforts and ongoing research and development activities. We expect that expenditures in connection with these activities will require additional funding to achieve our strategic and operational objectives.

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

Software Development Costs

The Company applies ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, in review of certain systems projects. These system projects relate to software we do not intend to sell as a license, but will be used in our hosted SaaS model. In this review, all costs incurred during the preliminary project stage are expensed as incurred which include research and development expenses. Once the project has been committed to and it is probable that the project will meet functional requirements, qualifying costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to six years. Amortization commences when the software is available for its intended use.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the quarter ended June 30, 2013, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three month period ended June 30, 2013, the Company has accrued $25,000 of royalty payments. The total accrual for unpaid royalties was $200,000 at June 30, 2013.

Revenue Recognition

The Company is a development stage company and has not generated significant revenue since inception (February 1, 2009). Software subscription revenue under existing contracts is recorded as deferred revenue upon execution of a software subscription agreement. Revenue is then recognized on a straight-line basis over the life of the subscription agreement, which is typically 12 to 36 months.

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

We have recorded a full valuation allowance against our deferred tax assets at June 30, 2013 and December 31, 2012.

Stock-Based Compensation

We recognize expense for stock-based compensation based on the fair value of the awards granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option valuation model. We make assumptions about complex and subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and stock option exercise behaviors. For volatility, we are currently using comparable public companies as a basis for our estimate. We recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into and do not expect to enter into financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2013. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

As reported in our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2012, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended December 31, 2012, the following material weaknesses existed:

1. The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions to completely address complicated convertible debt transactions.

2. Due to our small size, the Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for both initiating and recording of transactions, thereby creating a segregation of duties weakness.

No remediation of these internal control weaknesses has been performed to date due to the limited discretionary funds available to the Company at this time.

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

Our audited financial statements for the year ended December 31, 2012, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no significant revenues and have incurred cumulative net losses of $10,958,481 through June 30, 2013. As a result, our independent registered public accounting firm in their audit report on our 2012 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given general economic uncertainties, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

At June 30, 2013, we had cash and cash equivalents of $64,609 and negative working capital of $630,988. Through June 30, 2013, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities. Based on our operating plan, the Company has enough funds for operations through September 30, 2013.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. For the year ended December 31, 2012, we identified two material weaknesses related to our internal controls. Due to our limited resources at this time, we have not remediated these material weaknesses.

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

As of June 30, 2013, we have 9,349,808 shares of common stock issuable upon conversion of our convertible promissory notes and related accrued interest (at an assumed conversion price of $0.125 to $0.66 per share), 4,591,104 shares of common stock issuable upon exercise of outstanding warrants and 1,355,000 shares of common stock issuable upon exercise of outstanding options. In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of June 30, 2013, our officers and directors beneficially owned approximately 24.2% of our outstanding common stock (assuming none of our remaining notes are converted). Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Long-Term Debt Financing

During the period from April 1, 2013 to June 30, 2013, the Company issued $265,000 in a private placement offering of convertible promissory notes to certain accredited investors. $165,000 of the notes (Tranche C) accrue interest at 6% per annum and such interest is payable at maturity. These notes will mature on the third anniversary of its issuance date. $100,000 of the notes (Tranche D) accrue interest at 12% per annum and such interest is payable at maturity in December 2013. These notes are junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.25 per share (Tranche C), or $0.125 per share (Tranche D). The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.25 per share (Tranche C), or $0.125 (Tranche D), upon the earlier of the maturity of the Notes (Tranches C and D), a change of control of the Company (Tranches C and D) or the Company earning $500,000 or more in gross revenue during any fiscal quarter (Tranche C). Also, if the Company sells an aggregate of $2,000,000 (Tranches C and D) of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.25 per share (Tranche C) or $0.125 per share (Tranche D).

In connection with the note issuance, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (265,000 in total). The warrants have exercise prices of $1.25 per share (Tranche C) and $0.50 per share (Tranche D) and have a 10 year term from their respective note issuance date.

In connection with $165,000 of the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes. As of June 30, 2013, 113,920 of such warrant shares have been reflected as outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Nos.

4.1	Form of Tranche C Convertible Promissory Note, filed herewith.

4.2	Form of Tranche C Warrant, filed herewith.

4.3	Form of Tranche D Convertible Promissory Note, filed herewith.

4.4	Form of Tranche D Warrant, filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Vertical Health Solutions, Inc. for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in XBRL (Extensible Business Report Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: August 14, 2013	Vertical Health Solutions
By: /s/ William T. Cavanaugh
William T. Cavanaugh President and Chief Executive Officer

Date: August 14, 2013	Vertical Health Solutions
By: /s/ James P. Marolt
James P. Marolt Interim Chief Financial Officer

