Form 10-Q/A
period 2013-06-30
VERTICAL HEALTH SOLUTIONS INC
filed 2013-08-15
CIK 1163332

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

Explanatory Note

The purpose of this Amendment No. 1 to Vertical Health Solution, Inc’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013, (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regularion S-T, which extended the date by which the interactive data file is required to be submitted within six business days. The Company was unable to submit the Exhibit 101 with the Form 10-Q due to technical difficulties encountered with the EDGAR system.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited):
	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	4
	Consolidated Statements of Operations for the Three and Six Months Ended June
	30, 2013 and 2012 and the period from inception (February 1, 2009) to June 30, 2013	5
	Consolidated Statements of Cash Flows for the Six Months Ended June
	31, 2013 and 2012 and the period from inception (February 1, 2009) to June 30, 2013	6
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	24

PART II:	OTHER INFORMATION
Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4	Mine Safety Disclosures	31
Item 5	Other Information	31
Item 6	Exhibits	32
	Signatures	33

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Nos.

4.1	Form of Tranche C Convertible Promissory Note, filed herewith.

4.2	Form of Tranche C Warrant, filed herewith.

4.3	Form of Tranche D Convertible Promissory Note, filed herewith.

4.4	Form of Tranche D Warrant, filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.1	Temporary Hardship Exemption

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Vertical Health Solutions, Inc. for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in XBRL (Extensible Business Report Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: August 15, 2013	Vertical Health Solutions
By: /s/ William T. Cavanaugh
William T. Cavanaugh President and Chief Executive Officer

Date: August 15, 2013	Vertical Health Solutions
By: /s/ James P. Marolt
James P. Marolt Interim Chief Financial Officer

