Form 10-Q
period 2013-09-30
VERTICAL HEALTH SOLUTIONS INC
filed 2013-11-25
CIK 1163332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-31275

Vertical Health Solutions, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3635262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 47039 Minneapolis, MN	55447
(Address of principal executive offices)	(Zip Code)

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

There were 13,978,146 shares of the registrant’s common stock par value $0.001 per share outstanding as of November 25, 2013.

TABLE OF CONTENTS

		Page
PART I:	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited):
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and the period from inception (February 1, 2009)
	to September 30, 2013	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
	2013 and 2012 and the period from inception (February 1, 2009) to September 30, 2013	6
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30

PART II:	OTHER INFORMATION
Item 1	Legal Proceedings	30
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults Upon Senior Securities	37
Item 4	Mine Safety Disclosures	37
Item 5	Other Information	37
Item 6	Exhibits	38
	Signatures	39

PART I. FINANCIAL INFORMATION

OnPoint was unable to file its Quarterly Report on Form 10-Q (the “Quarterly Report”) in a complete and timely manner by November 14, 2013, because the Company had inadequate funds to retain its independent registered accounting firm, SEC counsel and its consultant CFO. Therefore, this 10-Q filing is being filed without a review by the Company’s independent registered public accounting firm. Once the Company obtains the necessary funds to re-engage the auditor to perform the required review for this 10-Q filing, an amended Quarterly Report in conjunction with Rules 8-03 and 10-01(d) of Regulation S-X will be filed at a later date.

Item 1.      Financial Statements (Unaudited)

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$4,124	$550,403
Accounts receivable	8,220	9,408
Prepaid expenses and other current assets	8,047	24,533
Total current assets	20,391	584,344

Property and equipment, net	4,958	2,826
Software development costs, net	220,774	275,967
Deferred financing costs, net	585,186	625,838

Total assets	$831,309	$1,488,975

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$307,325	$156,709
Short-term convertible notes payable, net of discounts ($116,948
and $16,948 face value at June 30, 2013 and December 31, 2012)	73,892	16,948
Accrued interest payable	11,710	16,799
Accrued payroll, benefits and other liabilities	22,517	71,732
Accrued royalties-related party	225,000	150,000
Deferred revenue	34,644	29,320
Current maturities of long-term convertible debt, net of discounts
($406,000 face value at September 30, 2013 and December 31, 2012)	88,261	73,581
Total current liabilities	763,349	515,089

Long-term accrued interest payable	87,237	—
Long-term convertible debt, net of current maturities and discounts	513,362	92,212
Total long-term liabilities	600,599	92,212

Total liabilities	1,363,948	607,301

Stockholders' equity (deficit):
Common stock, $0.001 par value, 250,000,000 shares
authorized; 13,978,146 and 13,473,299 issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	13,978	13,473
Additional paid in capital	11,486,472	9,735,455
Deficit accumulated during the development stage	(12,033,089)	(8,867,254)

Total stockholders' equity (deficit)	(532,639)	881,674

Total liabilities and stockholders' equity (deficit)	$831,309	$1,488,975

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from Inception (February 1, 2009) to September 30, 2013

Revenues	$18,175	$3,791	$47,621	$69,330	$123,804
Costs of revenues	66,298	61,326	200,510	206,366	488,757
Gross loss	(48,123)	(57,535)	(152,889)	(137,036)	(364,953)

Operating expenses:
Research and development	101,426	67,870	283,831	199,781	981,604
Selling, general and administrative	355,437	341,880	1,208,293	1,087,769	5,747,519
Investor relations expense	—	819,118	—	819,118	819,118
Merger related costs	—	—	—	—	347,312

Total operating expenses	456,863	1,228,868	1,491,824	2,106,668	7,895,553

Loss from operations	(504,986)	(1,286,403)	(1,644,713)	(2,243,704)	(8,260,506)

Other income (expense):
Interest income	—	1	—	8	674
Interest expense	(569,623)	(300,203)	(1,521,122)	(614,955)	(2,813,360)
Beneficial conversion expense	—	(809,533)	—	(809,533)	(809,533)
Loss on debt extinguishment	—	—	—	—	(171,548)
Gain (loss)on fair value adjustment
of warrant derivative liability	—	(926)	—	203	203

Total other income (expense)	(569,623)	(1,110,661)	(1,521,122)	(1,424,277)	(3,793,564)

Net loss before income taxes	(1,074,608)	(2,397,064)	(3,165,835)	(3,667,981)	(12,054,070)

Income tax benefit	—	18,900	—	18,900	20,981

Net loss and comprehensive loss	$(1,074,608)	$(2,378,164)	$(3,165,835)	$(3,649,081)	$(12,033,089)

Net loss per common share -
basic and diluted	$(0.08)	$(0.21)	$(0.23)	$(0.33)

Weighted average common shares
outstanding - basic	13,978,146	11,248,343	13,799,552	10,928,783

Weighted average common shares
outstanding - diluted	13,978,146	11,248,343	13,799,552	10,928,783

See accompanying notes to the consolidated financial statements.

VERTICAL HEALTH SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended	Period from Inception (February 1, 2009) to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows used in operating activities:
Net loss	$(3,165,835)	$(3,649,081)	$(12,033,089)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization of assets	450,695	128,135	1,092,0035
Amortization of debt discount	1,023,774	364,572	1,570,487
Stock-based compensation	272,932	1,039,165	2,222,206
Non-cash merger related costs	—	—	42,828
Interest expense for warrant liability derivative
recorded in excess of discounted debt	—	133,966	133,966
Beneficial conversion expense	—	809,533	809,533
Loss on debt extinguishment	—	—	171,548
Gain on fair value adjustment of warrant derivative
liability	—	(203)	(203)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,188	(13,891)	(8,219)
(Increase) decrease in prepaid expenses and
other current assets	16,486	31,582	(8,047)
Increase (decrease) in accounts payable	147,691	(71,373)	254,712
Increase in accrued interest	83,360	56,681	231,298
Increase (decrease) in accrued payroll and
benefits and other liabilities	(49,215)	2,293	15,920
Increase in accrued royalties-related party	75,000	75,000	225,000
Increase in deferred revenue	5,324	26,813	34,664
Increase (decrease) in accounts payable-related
parties	—	—	966,294

Net cash used in operating activities	(1,138,600)	(1,066,808)	(4,279,120)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	—	25,299	—
Capitalized software development costs	—	—	(367,956)
Purchase of property and equipment	(6,829)	—	(19,279)
Cash received from VHS merger	—	—	1,145
Net cash provided by (used in) investing
activities	(6,829)	25,299	(386,090)

Cash flows provided by financing activities:
Proceeds from issuance of short-term convertible debt	100,000	—	100,000
Proceeds from issuance of long-term convertible debt	570,000	1,296,000	3,716,500
Debt financing costs	(70,850)	(126,243)	(459,544)
Proceeds from issuance of promissory notes	—	—	265,000
Proceeds from exercise of stock warrants	—	750	6,714
Proceeds from sale of common stock and warrants,
net of issuance costs	—	163,662	1,040,664

Net cash provided by financing activities	599,150	1,334,169	4,669,334

Increase (decrease) in cash	(546,279)	292,660	4,124

Cash:
Beginning of period	550,403	168,780	—

End of period	$4,124	$461,440	$4,124

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,009	$—	$32,021

Non-cash investing and financing activities:

Accounts payable - related parties incurred for the
purchase of intangible assets	$—	$—	$100,000
Accounts payable - related party reduced by
forgiveness of debt and issuance of
common stock	$—	$—	$1,066,294
Increase in deferred debt financing costs by
issuing stock warrants	$276,378	$360,214	$923,957
Accrued interest converted to common stock	$1,212	$78,605	$132,351
Debt converted to common stock	$125,000	$480,000	$1,787,500
Increase in accounts payable, accrued expenses and
short-term convertible debt for liabilities assumed
in reverse merger	$—	$—	$43,973
Increase in debt discounts on long-term promissory
notes by issuing stock warrants	$—	$—	$157,128
Increase in debt discounts on convertible
notes by issuing stock warrants	$743,283	$524,463	$1,552,725
Increase in debt discounts on long-term convertible
notes by issuing warrant liability derivatives	$—	$406,000	$406,000
Increase in accounts payable for deferred financing
costs	$2,925	$36,166	$32,185
Warrant derivative liability reclassified to equity	$—	$539,763	$539,763
Increase in debt discounts in connection with
beneficial conversion feature on
convertible notes	$332,717	$395,537	$1,252,275

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

The on-going operations of the Company are that of OnPoint. OnPoint provides a software-as-a-service (SAAS) enterprise quality assurance solution for the diagnostics imaging market. OnPoint has not yet generated significant revenue and is considered a development stage company as of September 30, 2013.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, we incurred a net loss of $4,595,984. For the nine months ended September 30, 2013, we incurred a net loss of $3,165,835. At September 30, 2013, we have cash of $4,124, an accumulated deficit of $12,033,089 and negative working capital of $742,958. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the first nine months of 2013, we issued convertible debt of $670,000. These funds are expected to last us through November 2013 at which time future private placements of equity capital or debt financing will be needed to fund our long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to reduce our expenses or cease operations. These conditions, as well as the general financial condition of the Company raise substantial doubt as to the Company’s ability to continue as a going concern.

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

As of September 30, 2013 and December 31, 2012, management has deemed all accounts receivable to be fully collectible and has not recorded a reserve for doubtful accounts. If circumstances change, the Company’s estimates of the collectability of amounts due could be reduced and such reductions could be material.

Software Development Costs

The Company applies ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, in review of certain systems projects. These system projects relate to software we do not intend to sell as a license, but will be used in our hosted SaaS model. In this review, all costs incurred during the preliminary project stage are expensed as incurred which include research and development expenses. Once the project has been committed to and it is probable that the project will meet functional requirements, qualifying costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to six years. Amortization commences when the software is available for its intended use. During the three and nine months ended September 30, 2013 and 2012, the Company did not capitalize any software development costs.  The Company’s current software platform was available for customer use as of September 30, 2011 and is being amortized over a five year period.

Deferred Financing Costs

Deferred financing costs were incurred in connection with the Company’s issuance of convertible notes and promissory notes. Amortization of these costs is provided on the effective-interest method over the term of the related debt.

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments due for the underlying technology embedded in the Company’s software based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the three and nine months ended September 30, 2013 and 2012, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three and nine month periods ended September 30, 2013 and 2012, the Company accrued and expensed $25,000 and $75,000, and $25,000 and $75,000, respectively. Accrued royalties aggregated $225,000 and $150,000 at September 30, 2013 and December 31, 2012, respectively.

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

For the three and nine months ended September 30, 2013 and 2012, options, warrants, and conversion shares related to convertible notes were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance specifically related to uncertain tax positions. This guidance presents a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no accrual related to uncertain tax positions has been recorded at September 30, 2013 and December 31, 2012. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses. The Company’s remaining open tax years subject to examination include 2009, 2010, 2011 and 2012.

The Company has recorded a full valuation allowance against its deferred tax assets at September 30, 2013 and December 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and debt. The Company is required to estimate the fair value of all financial instruments at the balance sheet date based on relevant market information. The Company considers the carrying values of its cash, accounts receivable and accounts payable to approximate fair values due to their short-term nature. At September 30, 2013 and December 31, 2012, it was deemed impracticable to estimate the fair value of the Company’s debt, as quoted market prices are not available, a valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of debt held by the Company.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three and nine months ended September 30, 2013 and 2012, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended September 30, 2013 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Reclassifications

Certain items previously reported were reclassified for consistency with the current presentation. These reclassifications had no effect on net loss and comprehensive loss as previously reported.

3. RELATED PARTIES

At September 30, 2013 and December 31, 2012, the Company had $225,000 and $150,000, respectively of accrued royalties due to a related party (minority shareholder) which included the minimum royalty license fees for 2012 and 2011 that are due to the Mayo Foundation for Medical Education and Research and a portion of the 2013 minimum royalty license fee. The 2012 and 2011 fees of $150,000 were past due and unpaid at September 30, 2013. The Company has since negotiated revised payment terms with Mayo on the Company’s outstanding balance due for 2011 and 2012 royalty payments. Interest to be paid on the $150,000 outstanding balance related to 2011 and 2012 royalty payments is calculated based on Prime plus 2.00%, or 5.25% per annum. The revised payment terms require monthly payments beginning in August 2013 such that $150,000 of the balance due will be paid by December 31, 2013, and interest thereon to be paid by January 31, 2013. No payments have yet been made to Mayo under the revised payment arrangement.

At September 30, 2013 and December 31, 2012, accrued interest payable on outstanding debt held by board members was $11,581 and $0, respectively. Interest expense on the related party debt for the three and nine months ended September 30, 2013 and 2012 was $6,263 and $11,762, and $11,507 and $37,934, respectively.

At September 30, 2013 and December 31, 2012, there were unpaid consulting fees of $28,665 and $19,500, respectively, which are due to the Company’s contract CFO. During the three and nine months ended September 30, 2013, the Company incurred $18,200 and $55,380, respectively, in consulting fees from the Company’s contract CFO. During both of the three and nine months ended September 30, 2012, the Company incurred consulting fees of $12,545.

4. CONVERTIBLE PROMISSORY NOTES

Short-term Convertible Debt

2011 Short-term Convertible Debt

At September 30, 2013 and December 31, 2012, the Company had $16,948 in convertible short-term notes which accrue interest at 0.21% per annum, and are due on demand. Principal and accrued interest is convertible into common stock using a conversion price of 80% of the fair value of the common stock.

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

In connection with the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of $100,000 of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of September 30, 2013, 84,800 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $13,000 and the fair value of the warrants issued of $51,357, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

Long-term Convertible Debt

First 2012 Convertible Debt Issuance (Tranche A)

From February through May 2012, the Company issued $406,000 in convertible notes in a private placement convertible note offering. The notes accrue interest at 8% per annum and the interest is payable in quarterly installments on January 1, April 1, July 1, and October 1. The principal was originally due in full on August 21, 2013, with the Company having the option to extend the due date no later than February 21, 2014. The Company granted each lender warrants to purchase a number of shares of common stock equal to one and one-half times the advance amount (609,000 in total). One hundred fifty thousand of these warrants granted with $100,000 of the related notes have an adjusted exercise price of $0.31 per share. The remaining 459,000 warrants have an adjusted exercise price of $0.65 per share. All warrants have a 10 year term from issuance date. Also, if the warrant holder elects to exercise the warrant by means of a cashless exercise, the number of net shares to be issued will be based on a current fair value not less than $2.25 per share. The Company elected to extend the due date to February 21, 2014, and issued the lenders additional warrants to purchase a number of shares of common stock equal to 75% of the aggregate number of warrant shares issued to lender based on the same warrant terms as listed earlier. At the option of the lender, the outstanding principal and interest under the notes may be converted into shares of the Company’s common stock at an adjusted conversion price of $0.25 per share. In the event of default, the purchaser shall receive 60,000 warrants a month based on the same terms listed earlier for a maximum of 720,000 warrants. Additionally, this debt is senior to all other debt that was outstanding as of the issuance date. One hundred thousand dollars of this convertible debt is subordinate to the previously issued $306,000 portion of these debt issuances.

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

On August 21, 2013, and pursuant to the original convertible promissory note agreement, the Company issued warrants to purchase 456,750 shares of the Company’s common stock. 112,500 of the warrants have an exercise price of $0.3125, and the remaining 344,250 warrants have an exercise price of $0.65 per share. All of these warrants have a 10 year term from the issuance date. Upon issuance to the lenders, the fair value of the 456,750 warrants related to the extension of the $406,000 in convertible debt was estimated to be in excess of the $406,000 debt extension, utilizing a Black-Scholes pricing model. The value assigned to the warrants of $406,000 was recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

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

In connection with the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of September 30, 2013 and December 31, 2012, 632,716 and 586,696, respectively, of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $174,265, the fair value of the warrants issued of $585,886 and $3,000 of related legal costs, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

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

In connection with the note issuances, the Company paid investment banking fees of 13% on $240,000 of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of September 30, 2013, 107,520 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $31,200 and the fair value of the warrants issued of $84,904, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

2013 Long-term Convertible Debt Issuance (Tranche E)

During the three months ended September 30, 2013, the Company issued $132,500 in convertible notes in a private placement offering of convertible promissory notes to certain accredited investors. The notes accrue interest at 12% per annum and such interest is payable at maturity. Each note will mature on the two year anniversary of its issuance date and is junior to all other debt.

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

In connection with the note issuances, the Company granted each note holder warrants to purchase a number of shares of common stock equal to the advance amount (132,500 in total). The warrants have an exercise price of $0.50 per share and have a 10 year term from their respective note issuance date. Upon issuance, the relative fair value of the 132,500 warrants related to the $132,500 in convertible debt was estimated to be $60,441. The relative fair value was determined utilizing a Black-Scholes pricing model. A beneficial conversion feature of $72,059 resulted from a conversion price of $0.125 while the estimated fair value of the common stock was $0.83 per share. Both the value assigned to the warrants and the value assigned to the resulting beneficial conversion feature, were recorded as debt discounts on the consolidated balance sheet. The debt discounts are being amortized over the life of the corresponding convertible promissory notes using the effective interest method.

In connection with the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of $132,500 of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock at $0.25 per share equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes plus accrued interest thereon. As of September 30, 2013, 112,360 of such warrant shares have been reflected as outstanding. The aforementioned cash fees and commissions, totaling $17,225 and the fair value of the warrants issued of $59,393, are recorded as deferred financing costs and are being amortized to interest expense utilizing the effective interest rate method over the life of the corresponding convertible promissory notes.

The following is a summary of the convertible notes:

Short-term Convertible Notes:

	2011 Debt	Tranche D	Total Short-term Debt

Balance at December 31, 2011 (face value of $16,948)	$16,948	$—	$16,948

Balance at December 31, 2012 (face value of $16,948)	$16,948	$—	$16,948

Face value of notes issued	—	100,000	100,000
Less: value assigned to warrants as debt discount	—	(45,489)	(45,489)
Less: debt discount from beneficial conversion feature	—	(54,511)	(54,511)
Net value at issuance	—	—	—
Plus: accretion of debt discount for the nine months ended June 30, 2013	—	56,944	56,944
Less: conversion to equity	—	—	—
Balance at September 30, 2013, net (face value of $249,448)	$16,948	$56,944	$73,892

Long-term Convertible Notes:

	Tranche A	Tranche B	Tranche C	Tranche E	Total Long-term Debt
Balance at December 31, 2011	$—	$—	$—	$—	$—
Face value of notes issued	406,000	1,393,000	—	—	1,799,000
Less: value assigned to warrants as debt discount	(406,000)	(809,442)	—	—	(1,215,442)
Less: debt discount from beneficial conversion
feature	—	(583,558)	—	—	(583,558)
Net value at issuance	—	—	—	—	—
Plus: accretion of debt discount for the year
ended December 31, 2012	247,373	142,212	—	—	389,585
Plus: loss on debt extinguishment due to change
in terms	162,208	—	—	—	162,208
Less: beneficial conversion feature due to change
in terms	(306,000)	—	—	—	(306,000)
Less: debt discount from resolution of contingent
conversion price adjustment	(30,000)	—	—	—	(30,000)
Less: conversion to equity	—	(50,000)	—	—	(50,000)
Balance at December 31, 2012, net (face value
$1,749,000)	73,581	92,212	—	—	165,793

Face value of notes issued	—	97,500	340,000	132,500	570,000
Less: value assigned to warrants as debt discount	—	(53,261)	(173,773)	(64,760)	(291,794)
Less: value assigned to warrants as debt discount on debt extension	(406,000)
Less: debt discount from beneficial conversion
feature	—	(44,239)	(166,227)	(67,740)	(278,206)
Net value	(406,000)	—	—	—	(406,000)
Plus: accretion of debt discount	420,680	392,348	146,958	6,844	966,830
Less: conversion to equity	—	(50,000)	(75,000)	—	(125,000)
Balance September 30, 2013 (face
value $2,194,000)	88,261	434,560	71,958	6,844	601,623
Current maturities at September 30, 2013
(total face value $406,000)	(88,261)	—	—	—	(88,261)
Long-term portion (face value $1,788,000)	$—	$434,560	$71,958	$6,844	$513,362

Related Party Convertible Notes

As of September 30, 2013 and December 31, 2012, convertible promissory notes outstanding, described above, that are held by related parties aggregated $350,000 and $150,000, respectively.

5. STOCKHOLDERS’ EQUITY

Common Stock Issuances & Redemptions

During the nine months ended September 30, 2013, the Company issued 404,847 shares of unregistered common stock upon conversion of $100,000 of convertible promissory notes and related accrued interest payable of $1,212.

Stock Purchase Warrant Grants

For warrants granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more readily determinable.

During the nine months ended September 30, 2013, the Company issued the following stock warrants:

1)	In connection with convertible debt issuances (Tranches C and D) during the three months ended June 30, 2013, a total of 265,000 stock warrants were issued to investors. 165,000 of the warrants have an exercise price of $1.25 per share and a ten year term (Tranche C), and 100,000 warrants have an exercise price of $0.50 and a ten year term (Tranche D).

2)	In connection with the convertible note issuance (Tranche C and D) during the three months ended June 30, 2013, 156,320 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was estimated to be $84,739, and was recorded as deferred financing costs.

3)	In connection with convertible debt issuances (Tranches B and C) during the three months ended March 31, 2013, a total of 272,500 stock warrants were issued to investors with an exercise price of $1.25 per share and a ten year term.

4)	In connection with the convertible note issuances (Tranches B and C) during the three months ended March 31, 2013, 124,420 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was determined to be $99,071, and was recorded as deferred financing costs.

5)	In connection with the convertible note issuances (Tranche E) during the three months ended September 30, 2013, a total of 132,500 stock warrants were issued to investors, with an exercise price of $0.50 per share and a ten year term.

6)	In connection with the convertible note issuances (Tranche E) during the three months ended September 30, 2013, 112,360 warrant shares with a $0.25 exercise price and five year term will be issued as investment banking fees at the completion of the offering. The value of the warrants, based on a Black-Scholes model analysis, was estimated to be $59,393, and was recorded as deferred financing costs.

7)	In connection with the extension of the Tranche A convertible notes, and pursuant to the related original convertible note agreements, the Company issued 456,750 warrant shares to investors with (a) exercise prices of $0.65 (344,250 warrant shares) and $0.3125 (112,50 warrant shares), and (b) a ten-year term.

The weighted average fair value for all warrants issued during the nine months ended September 30, 2013 was $0.71.

The following table summarizes information about the Company’s outstanding warrants as of September 30, 2013:

			Weighted
		Weighted	Remaining
		Average Exercise	Contractual
	Stock Warrants	Price	Life (years)
Balance outstanding at December 31, 2012	3,815,264	$1.07	7.47

Granted	1,477,450	0.68	8.60
Exercised	—	—	—
Forfeited/cancelled	—	—
Balance outstanding at September 30, 2013	5,292,714	$0.96	7.33

Stock Option Grants

In 2011, the Company adopted the Omnibus Incentive Compensation Plan, or 2011 Stock Plan, which authorizes the issuance or transfer of up to 1,600,000 shares of common stock. Pursuant to the 2011 Stock Plan, the share reserve will automatically increase on the first trading day in January each calendar year, by an amount equal to the lesser of 20% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year or 1,000,000 shares. At September 30, 2013, there are 3,600,000 shares reserved under the 2011 Stock Plan.

The 2011 Stock Plan allows for the issuance of incentive and non-qualified stock options and other stock-based awards. Generally stock options are exercisable for a term and price as determined by the board of directors, not to exceed a ten year term. Incentive stock options granted to an employee holding more than 10% of the total combined voting may not exceed a 5 year term.

During the nine months ended September 30, 2013 and 2012, the Company granted 255,000 and 80,000 stock options respectively, which included options issued to Company officers (50,000 and -0-, respectively) and board members (80,000 and 80,000, respectively). For the three and nine months ended September 30, 2013 and 2012, total stock-option compensation expense was $75,428 and $272,933, and $47,441 and $220,047 respectively. The remaining unrecognized stock compensation expense at September 30, 2013 totals $182,634 and is expected to be recognized over the next 3.25 years.

The following table summarizes information about the Company’s outstanding stock options:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	1,130,000	$1.00	7.61	$—
Granted	255,000	0.89	9.39	—
Exercised	—	—	—	—
Forfeited/cancelled	—	—	—	—

Balance at September 30, 2013	1,385,000	$0.98	7.33	$—

Exercisable at September 30, 2013	1,018,750	$0.98	7.22	$—

The assumptions used to value option and warrant grants during the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Estimated per share fair value of stock	$0.77 - $0.95	$0.94 - $1.23
Dividend yield	0.0%	0.0%
Risk-free rate of return	0.80% - 2.74%	0.62% - 1.90%
Expected life in years	5-10 years	0.25 - 10 years
Expected volatility	115.5% - 115.6%	117.9%

6. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Basic earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(1,074,608)	$(2,397,064)	$(3,165,835)	$(3,649,081)
Weighted average of common shares outstanding	13,978,146	11,248,343	13,799,552	10,928,783
Basic net earnings (loss) per share	$(0.08)	$(0.21)	$(0.23)	$(0.33)

Diluted earnings (loss) per share calculation:

Net income (loss) to common stockholders	$(1,074,608)	$(2,397,064)	$(3,165,835)	$(3,649,081)
Weighted average of common shares outstanding	13,978,146	11,248,343	13,799,552	10,928,783
Stock options (1)	—	—	—	—
Stock warrants (2)	—	—	—	—
Convertible debt (3)	—	—	—	—
Diluted weighted average common shares outstanding	13,978,146	11,248,343	13,799,552	10,928,783
Diluted net income (loss) per share	$(0.07)	$(0.21)	$(0.23)	$(0.33)

(1)	For the three and nine months ended September 30, 2013 and 2012, there were common stock equivalents attributable to outstanding stock options of 1,385,000 and 1,130,000, respectively. The stock options are anti-dilutive for the three and six months ended September 30, 2013 and 2012 and therefore, have been excluded from diluted earnings (loss) per share.

(2)	For the three and nine months ended September 30, 2013 and 2012, there were common stock equivalents attributable to warrants of 5,292,714 and 3,742,047, respectively. The warrants are anti-dilutive for the three and nine months ended September 30, 2013 and 2012 and therefore, have been excluded from diluted earnings (loss) per share.

(3)	For the three and nine months ended September 30, 2013 and 2012, there were common stock equivalents attributable to conversion shares related to the convertible notes and related accrued interest of 10,543,474 and 4,321,530, respectively. The conversion shares are anti-dilutive for the three and nine months ended September 30, 2013, and 2012, and therefore, have been excluded from diluted earnings (loss) per share.

7. SUBSEQUENT EVENTS

During the period from July 1, 2013 to November 14, 2013, the Company issued $110,500 in connection with the continuation of private placement offerings of convertible promissory notes (Tranche E) to certain accredited investors. The notes accrue interest at 12% per annum and such interest is payable at maturity. Each note will mature on the second anniversary of its issuance date and is junior to all other debt.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Timely Filing and Review by Independent Auditor

OnPoint was unable to file its Quarterly Report on Form 10-Q (the “Quarterly Report”) in a complete and timely manner by November 14, 2013, because the Company had inadequate funds to retain its independent registered accounting firm, SEC counsel and its consultant CFO. Therefore, this 10-Q filing is being filed without a review by the Company’s independent registered public accounting firm. Once the Company obtains the necessary funds to re-engage the auditor to perform the required review for this 10-Q filing, an amended Quarterly Report in conjunction with Rules 8-03 and 10-01(d) of Regulation S-X will be filed at a later date.

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

Through September 30, 2013, we have signed contracts with customers which have or will result in revenue totaling $291,180. Since our inception in February 2009, we have incurred losses and negative cash flows from operations, and such losses have continued subsequent to September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $11,944,828 and anticipate incurring additional losses while we ramp up our sales and marketing efforts. We expect to spend significant resources over the next several years to secure new customers, develop strategic partnerships, and to fund future research and development. In order to achieve profitability, we must continue to develop software products and technologies that can be commercialized by us or through existing and future collaborations.

OnPoint was unable to file its Quarterly Report on Form 10-Q (the “Quarterly Report”) in a timely manner by November 14, 2013, because the Company had inadequate funds to retain its independent registered accounting firm, SEC counsel and its consultant CFO. Due to the Company’s lack of funds, it is uncertain when the Company will be able to (1) retain its independent registered public accounting firm to review and (2) file an amended Quarterly Report.

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

As of September 30, 2013, the OnPoint product was being used by 59 hospitals and imaging centers in 22 states, with approximately 137 scanners sending images to the OnPoint cloud. We are developing strategic partnerships to assist with the sales and marketing of our products. We have successfully completed pilots with two significant partnerships. Additional capital will be required to fully-engage with these partners and execute the agreed upon next steps.

We intend to develop additional models for MRI as well as quality control systems for other modalities (Computed Tomography, or CT, Mammography, Ultrasound and others), all of which have similar accreditation requirements and quality control challenges.

Financings

During the nine months ended September 30, 2013, we issued $670,000 in convertible promissory notes. $97,500 of these notes (Tranche B) has a 3-year term and $340,000 of these notes (Tranche C) has a two year term. Tranches B and C accrue interest at a rate of 6% per annum. $100,000 of these notes (Tranche D) has a six month term, and accrue interest at a rate of 12% per annum. $132,500 of these notes (Tranche E) has a 2-year term, and accrue interest at a rate of 12% per annum. These notes are convertible into common stock at $0.25 per share (Tranches B and C), and $0.125 per share (Tranches D & E). Interest is due at maturity. These notes will mature on various dates in 2013 through 2016. In connection with the issuance of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate, 670,000 shares of our common stock. These warrants have an exercise price of $1.25 per share (Tranches B and C) and $0.50 per share (Tranches D & E).

On August 21, 2013, the Company elected to exercise its option to extend the term of the Tranche A convertible promissory notes from August 21, 2013 to February 14, 2014. In connection with the extension of the term of these notes, we also issued to the investors ten-year warrants to purchase, in the aggregate,456,750 shares of our common stock. These warrants have an exercise prices of $0.65 (344,250 warrant shares) and $0.3125 (112,500 warrant shares).

Results of Operations

Three months ended September 30, 2013 compared to September 30, 2012

Revenue and Costs of Revenues

For the three months ended September 30, 2013 and 2012, we recognized revenue of $18,175 and $3,791, respectively, on SaaS contracts, which have terms of 12 to 36 months. Costs of revenues for the quarter ended September 30, 2013 and 2012 was $66,298 and $61,326, respectively. Costs of revenues for the three months ended September 30, 2013 consisted of employee compensation allocated to revenue generating efforts of $22,900; $25,000 of royalty payments due to Mayo; and software amortization expense of $18,398. The increase in SaaS contract related revenue resulted from an increase in new and renewed software contracts. The decrease in costs of revenues in the current three-month period compared to the prior year comparable period resulted primarily from a decrease in royalty costs recognized during the quarter.

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

Research and Development Expenses.  Our research and development expenses were $101,426 for the three months ended September 30, 2013 and $67,870 for the three months ended September 30, 2012. The Company had previously capitalized research and development costs related to the development of the Company’s software product after technological feasibility was proven. Our current research and development efforts are focused on improving our initial design and platform and developing a streamlined version thereon, called OnPoint Express and these costs are being expensed as incurred.

Selling, General and Administrative Expenses.  Our general and administrative expenses were $355,436 for the three months ended September 30, 2013 compared to $341,880 for the three months ended September 30, 2012. Consulting expense increased in the current three month period over the comparable prior year period, primarily due to the addition of our Chief Revenue Officer, who was paid $37,500 in consulting fees during the quarter.

Interest Expense.  Interest expense was $569,623 for the three months ended September 30, 2013 compared to $300,203 for the three months ended September 30, 2012. Increases are primarily attributable to increases in amortization of both warrant and beneficial conversion feature discounts and deferred debt financing costs from additional debt issued over the past year.

Components of interest expense consisted of the following for the three and ninr months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Components of interest expense:
Accrued interest on all debt	$37,877	$24,594	$99,467	$64,076
Amortization of warrant and beneficial conversion feature
discount on convertible notes and long-term promissory notes	375,682	255,585	1,023,744	364,572
Amortization of deferred debt financing costs	156,064	20,024	390,805	52,341
Interest charge recognized on warrant derivative liability	—	—	—	133,966
Other interest expense	—	—	7,076	—
	$569,623	$300,203	$1,521,122	$614,955

Nine months ended September 30, 2013 compared to September 30, 2012

Revenue and Costs of Revenues

For the nine months ended September 30, 2013 and 2012, we recognized revenue of $47,621 and $9,330, respectively, on SaaS contracts, which have terms of 12 to 36 months. For the nine months ended September 30, 2012, we also recognized $60,000 in service contract revenue for services performed during the period. Costs of revenues for the nine months ended September 30, 2013 and 2012 was $200,510 and $206,366, respectively. Costs of revenues for the nine months ended September 30, 2013 consisted of employee compensation allocated to revenue generating efforts of $70,317; $75,000 of royalty payments due to Mayo; and software amortization expense of $55,193. The increase in SaaS revenue resulted from an increase in new and renewed software contracts.

Operating Expenses

Research and Development Expenses.  Our research and development expenses were $283,531 for the nine months ended September 30, 2013 and $199,781 for the nine months ended September 30, 2012. The Company had previously capitalized research and development costs related to the development of the Company’s software product after technological feasibility was proven. Our current research and development efforts are focused on improving our initial design and platform and developing a streamlined version thereon, called OnPoint Express and these costs are being expensed as incurred.

Selling, General and Administrative Expenses.  Our general and administrative expenses were $1,208,293 for the nine months ended September 30, 2013 compared to $1,087,769 for the nine months ended September 30, 2012. The primary reasons for the overall increase were as follows: 1) consulting expense increased in the current nine month period over the comparable prior year period, primarily due to the addition of our Chief Revenue Officer, who was paid $133,600 in consulting fees during the nine months ended September 30, 2013, and 2) stock option expense increased from $215,791 during the nine months ended September 30, 2012 to $272,933 in the current nine month period as stock options issued in the current year period were issued and became vested upon issuance and were expensed in the current year comparable period.

Interest Expense.  Interest expense was $1,521,122 for the nine months ended September 30, 2013 compared to $614,955 for the nine months ended September 30, 2012. Increases are primarily attributable to increases in amortization of both warrant and beneficial conversion feature discounts and deferred debt financing costs from additional debt issued over the past year.

Liquidity and Capital Resources

Summary

At September 30 2013, we had cash of $4,124 and negative working capital of $742,958. For the nine months ended September 30, 2013, we have funded substantially all of our operations and capital expenditures through private placements of convertible notes totaling $670,000. Based on our current operating plan, the Company has enough funds for operations to November 30, 2013.

Operating Cash Flows

Operating activities used $1,138,600 and $1,066,808 of cash during the nine months ended September 30, 2013 and 2012, respectively; an increase of $71,792. We recorded a net loss of $3,165,835, which included non-cash adjustments of $727,767 and a net change to operating assets and liabilities of $172,729 during the current nine-month period; compared to a net loss of $3,649,081, which included non-cash operating adjustments of $73,205 and a net change to operating assets and liabilities of $14,78 during the nine months ended September 30, 2012.

Investing Cash Flows

We used $6,829 of cash in investing activities during the nine months ended September 30, 2013, compared to investing activities providing $25,299 of cash during the comparable prior year period. We purchased $6,829 of property and equipment during the nine months ended September 30, 2013.

Financing Cash Flows

Financing activities provided $599,150 and $1,334,169 of cash during the nine months ended September 30, 2013 and 2012, respectively. Financing activities consisted of proceeds of convertible debt issuances of $670,000 and $1,296,000, less cash paid for debt financing costs of $70,850 and $126,243 during the nine months ended September 30, 2013 and 2012, respectively. Also, in 2012, the Company issued $163,662 in common stock compared to no stock being issued in 2013.

Convertible Debt Conversions, Maturities and Related Payment Obligations

The outstanding convertible notes issued in the first 2012 convertible debt issuance (Tranche A) totaling $406,000 matured in August 2013. At the option of the Company, these notes were extended until February 2014. Interest on Tranche A convertible notes is payable quarterly. The principal and accrued interest on the outstanding notes issued in the second 2012 and 2013 convertible debt offerings (Tranches B and C) totaling $1,655,500 are payable at maturity in March 2015 through March 2016. The principal and accrued interest on the outstanding notes issued in June 2013 (Tranche D) totaling $100,000 are payable at maturity in December 2013. The principal and accrued interest on the outstanding notes issued during the three months ended September 30, 2013 (Tranche E) totaling $132,500 are payable at maturity in August and September of 2015.

Royalty Payment Obligations

Under our existing license agreement with Mayo, we have an obligation to pay a minimum royalty of $100,000 per year to Mayo starting in 2012, and each year thereafter. As of September 30, 2013, we have accrued $225,000 of such royalty payments. At September 30, 2013, all 2011 and 2012 payments, totaling $150,000, were past due. However, we have since negotiated revised payment terms with Mayo on the Company’s outstanding balance due for 2011 and 2012 royalty payments. Interest to be paid on the $150,000 outstanding balance related to 2011 and 2012 royalty payments is calculated based on Prime plus 2.00%, or 5.25% per annum. The revised payment terms require monthly payments beginning in August 2013 such that $150,000 of the balance due will be paid by December 31, 2013, and interest thereon to be paid by January 31, 2013. No payments have yet been made under the revised payment arrangement.

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

Minimum Royalty Payments

The Company’s policy is to recognize the minimum royalty payments based on the occurrence of the Company’s sales activity. If it is determined that the minimum obligation will not be met, an accrual will be recorded accordingly. During the quarter ended September 30, 2013, the Company determined that the minimum obligation would not be met through a percentage of our sales and therefore, during the three month period ended September 30, 2013, the Company has accrued $25,000 of royalty payments. The total accrual for unpaid royalties was $225,000 at September 30, 2013.

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

We have recorded a full valuation allowance against our deferred tax assets at September 30, 2013 and December 31, 2012.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into and do not expect to enter into financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2013. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our audited financial statements for the year ended December 31, 2012, were prepared under the assumption that we will continue our operations as a going concern. We have a limited operating history with no significant revenues and have incurred cumulative net losses of $12,033,089 through September 30, 2013. As a result, our independent registered public accounting firm in their audit report on our 2012 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given general economic uncertainties, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

At September 30, 2013, we had cash and cash equivalents of $4,124 and negative working capital of $742,958. Through September 30, 2013, we have funded substantially all of our operations and capital expenditures through private placements of equity and convertible notes securities. Based on our operating plan, the Company has enough funds for operations through November 30, 2013.

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

Our success will depend in large part upon the key personnel we intend to hire. At this time, we have our Chief Executive Officer, William Cavanaugh, our Interim Chief Financial Officer, Jim Marolt, our Chief Revenue Officer, Ken Roos, our Chief Technology Officer, and Chris Hafey in place as part of our management team. We intend to recruit other key members of the management team. If we do not quickly and efficiently integrate these key personnel into our management and culture, our business could suffer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire additional executive, technical, sales, and marketing, business development and administrative personnel during the next year. Competition for qualified personnel is intense. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our business could suffer. The loss of the services of these key employees could have an adverse effect on our business. In addition, if one or more of these key employees resigns to join a competitor or to form a competing company, the loss of such employees and any resulting loss of existing or potential customers to such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our practices or procedures by such personnel. Although we intend to have key employees execute agreements containing confidentiality covenants, there can be no assurance that courts will enforce such covenants as written or that the agreements will deter conduct prohibited by such covenants.

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

As of September 30, 2013, we have 10,543,474 shares of common stock issuable upon conversion of our convertible promissory notes and related accrued interest (at an assumed conversion price of $0.125 to $0.66 per share), 5,292,714 shares of common stock issuable upon exercise of outstanding warrants and 1,385,000 shares of common stock issuable upon exercise of outstanding options. In addition, we are entitled to reserve a pool of stock options representing approximately 20% of the shares of our common stock for the Employee Stock Option Pool, pursuant to our 2011 Omnibus Incentive Compensation Plan. The Employee Stock Option Pool will automatically increase each year such that the total number of shares available for issuance under the 2011 Omnibus Incentive Compensation Plan is equal to 20% of the fully-diluted shares as of the date of such increase.

If the holders of those convertible notes, warrants, or options convert or exercise their rights, you may experience dilution in the net tangible book value of your common stock.

Our Directors and officers, as well as certain stockholders, will have a high concentration of common stock ownership.

As of September 30, 2013, our officers and directors beneficially owned approximately 24.2% of our outstanding common stock (assuming none of our remaining notes are converted). Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers, directors and such stockholders might be able to strongly influence the actions of our board of directors, and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Long-Term Debt Financing

During the period from July 1, 2013 to September 30, 2013, the Company issued $132,500 in a private placement offering of convertible promissory notes to certain accredited investors. These notes (Tranche E) accrue interest at 12% per annum and such interest is payable at maturity. These notes will mature on the second anniversary of its issuance date. These notes are junior to all other debt.

The convertible promissory notes may be converted at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.125 per share. The debt principal and any accrued interest will automatically convert into shares of common stock at a conversion price of $0.125 per share upon the earlier of the maturity of the Notes or a change of control of the Company. Also, if the Company sells an aggregate of $2,000,000 of common stock, the principal and interest will automatically convert into common stock at a price equal to the lesser of the price per share paid by the investors purchasing such stock at such first closing or $0.125 per share.

In connection with the note issuance, the Company granted each note holder, warrants to purchase a number of shares of common stock equal to the advance amount (132,500 in total). The warrants have exercise prices of $ $0.50 per share and have a 10 year term from their respective note issuance date.

In connection with $132,500 of the note issuances, the Company paid investment banking fees of 13% of the gross proceeds of the offering. In addition, at completion of the offering, the placement agent will receive a five-year warrant to purchase a number of shares of common stock equal to 10% of the number of shares of common stock that may be issued upon the conversion of the notes. As of September 30, 2013, 113,920 of such warrant shares have been reflected as outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Nos.

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Vertical Health Solutions, Inc. for the quarter ended September 30, 2013, filed on November 19, 2013, formatted in XBRL (Extensible Business Report Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL HEALTH SOLUTIONS, INC.

Date: November 25, 2013	Vertical Health Solutions
By: /s/ William T. Cavanaugh
William T. Cavanaugh President, Chief Executive Officer
(Principal Executive and Financial Officer)

